Form 10-Q
period 2021-07-31
Alzamend Neuro, Inc.
filed 2021-09-13
CIK 1677077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40483

ALZAMEND NEURO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1822909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3802 Spectrum Boulevard, Suite 112C, Tampa, FL	33612	(844) 722-6303
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALZN	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☒	Smaller reporting company ☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 13, 2021 there were 86,887,858 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	July 31, 2021	April 30, 2021
ASSETS

CURRENT ASSETS

Cash	$15,618,162	$1,929,270
Prepaid expenses and other current assets	1,199,489	983,320
TOTAL CURRENT ASSETS	16,817,651	2,912,590
TOTAL ASSETS	$16,817,651	$2,912,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,072,548	$503,593
Related party payable	60,749	60,749
Convertible notes, net	340,098	335,303
TOTAL CURRENT LIABILITIES	1,473,395	899,645

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized;
Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil and 750,000 shares issued and outstanding as of July 31,
2021 and April 30, 2021, respectively	-	75
Common stock, $0.0001 par value: 300,000,000 shares authorized; 86,887,858 and 67,429,525 shares issued and outstanding as of July 31, 2021 and April 30,
2021, respectively	8,689	6,743
Additional paid-in capital	49,371,166	33,721,859
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(19,152,304)	(16,832,437)
TOTAL STOCKHOLDERS’ EQUITY	15,344,256	2,012,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,817,651	$2,912,590

The accompanying notes are an integral part of these condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended July 31,
	2021	2020
OPERATING EXPENSES
Research and development	$916,408	$308,846
General and administrative	1,389,831	1,009,461
Total operating expenses	2,306,239	1,318,307
Loss from operations	(2,306,239)	(1,318,307)

OTHER INCOME (EXPENSE), NET
Interest expense	(13,628)	(151)
Interest income - related party	-	1,706
Total other income (expense), net	(13,628)	1,555

NET LOSS	$(2,319,867)	$(1,316,752)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Basic and diluted weighted average common shares outstanding	84,588,492	72,262,858

The accompanying notes are an integral part of these condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended July 31, 2021 and July 31, 2020

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2021	750,000	$75	67,429,525	$6,743	$33,721,859	$(14,883,295)	$(16,832,437)	$2,012,945

Stock-based compensation to employees and consultants	-	-	-	-	739,622	-	-	739,622

Proceeds from sale of common stocks & warrants- related party	-	-	1,333,333	133	1,999,867	-	-	2,000,000

Proceeds from stock option exercise	-	-	250,000	25	75	-	-	100

Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs of $1.46 million	-	-	2,875,000	288	12,911,168	-	-	12,911,456

Conversion of Series A convertible stock	(750,000)	(75)	15,000,000	1,500	(1,425)	-	-	-

Net loss	-	-	-	-	-	-	(2,319,867)	(2,319,867)

BALANCES, July 31, 2021	-	$-	86,887,858	$8,689	$49,371,166	$(14,883,295)	$(19,152,304)	$15,344,256

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2020	750,000	$75	64,762,858	$6,476	$27,584,227	$(14,983,200)	$(11,785,869)	$821,709

Stock-based compensation to employees and consultants	-	-	-	-	506,011	-	-	506,011

Proceeds from note receivable – related party for common stock	-		-	-	-	14,900	-	14,900

Net loss	-	-	-	-	-	-	(1,316,752)	(1,316,752)

BALANCES, July 31, 2020	750,000	$75	64,762,858	$6,476	$28,090,238	$(14,968,300)	$(13,102,621)	$25,868

The accompanying notes are an integral part of these condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,319,867)	$(1,316,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - debt discount	4,795	-
Non-cash consulting expense from issuance of common stock	-	85,422
Stock-based compensation to employees and consultants	739,622	506,011
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(216,169)	346,529
Accounts payable and accrued expenses	568,955	173,694

Net cash used in operating activities	(1,222,664)	(205,096)

Cash flows from investing activities:
Proceeds from repayments of notes receivable - related party	-	100,915

Net cash provided by investing activities	-	100,915

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - related party, net	2,000,000	-
Proceeds from stock option exercise	100	-
Proceeds from notes payable	-	62,110
Proceeds from convertible note payable, related party	-	14,900
Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs	12,911,456	-

Net cash provided by financing activities	14,911,556	77,010

Net increase (decrease) in cash	13,688,892	(27,171)

Cash at beginning of period	1,929,270	90,285

Cash at end of period	$15,618,162	$63,114

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Fair value of warrants issued in connection with IPO	$461,877	$-
Fair value of warrants issued in connection with March 2021 securities purchase agreement, related party	$4,799,742	$-

The accompanying notes are an integral part of these condensed financial statements.

Alzamend Neuro, Inc.

Notes to Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

Organization

Alzamend Neuro, Inc. (the “Company” or “Alzamend”), is an early clinical-stage biopharmaceutical company focused on developing novel products for the treatment of neurodegenerative diseases and psychiatric disorders. The Company’s primary focus is Alzheimer’s disease (“Alzheimer’s” or “AD”). With two current and future product candidates, Alzamend aims to bring treatments or cures to market as quickly as possible. The Company’s current pipeline consists of two novel therapeutic drug candidates (collectively, the “Technology”): (i) a patented ionic cocrystal technology delivering a therapeutic combination of lithium, proline and salicylate, known as AL001 or LiProSal, through two royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor, and (ii) a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s, known as AL002 or CA022W, through a royalty-bearing exclusive worldwide license from the same licensor.

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

Initial Public Offering

On June 14, 2021, the Company’s registration statement on Form S-1 (File No. 333-255955) for its initial public offering of common stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). On June 15, 2021, the Company issued and sold 2,500,000 shares of common stock and full exercise of the underwriter’s over-allotment option to purchase 375,000 additional shares of common stock in the IPO at a public offering price of $5.00 per share, resulting in net proceeds of $12.9 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. Digital Power Lending (“DPL”), a California limited liability company and a related party, purchased 2,000,000 of the Company’s IPO shares on June 15, 2021. The Company’s common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

In connection with the closing of the IPO, all of the Company’s outstanding shares of Series A Convertible Preferred Stock were converted into 15,000,000 shares of Common Stock.

2.	LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of July 31, 2021, the Company had cash of $15.6 million and an accumulated deficit of $19.2 million. The Company has incurred losses for the three months ended July 31, 2021 totaling $2.3 million. Historically, the Company has financed its operations principally through issuances of promissory notes and equity securities.

 The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. However, based on the Company’s current business plan, management believes that the Company’s cash and cash equivalents at July 31, 2021, are sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Report on Form 10-K for the year ended April 30, 2021, filed with the SEC on July 29, 2021. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2021 has been derived from the audited balance sheet at April 30, 2021 contained in such Form 10-K.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include share-based compensation, warrant valuation, and valuation of deferred income taxes. Actual results could differ from those estimates

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of July 31, 2021 and April 30, 2021, the Company had no cash equivalents.

Fair Value of Financial Instruments

The Company’s financial instruments are accounts payable, related party payable and convertible notes. The recorded values of accounts payable approximate their fair values based on their short-term nature. The recorded values of related party payable and convertible notes party are recorded at their carrying value, net of any unamortized debt discount, which approximates their fair value based on their short-term nature and as interest rates approximate market rates.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last is considered unobservable:

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for stock options on a straight-line basis over the requisite service period and account for forfeitures as they occur. The Company’s stock-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. To the extent any stock option grants are made subject to the achievement of a performance-based milestone, management evaluates when the achievement of any such performance-based milestone is probable based on the relative satisfaction of the performance conditions as of the reporting date.

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and the Company uses significantly different assumptions or estimates, the Company’s stock-based compensation could be materially different.

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement.

Debt Issued with Warrants

The Company considers guidance within ASC 470-20, Debt (“Subtopic 470-20”), ASC 480, and ASC 815 when accounting for the issuance of convertible debt with detachable warrants. As described above under the caption “Warrants,” the Company classifies stock warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement.

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

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock, options and warrants were to be exercised or converted or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity. There are no differences between net loss and comprehensive loss.

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

The following sets forth the number of shares of Common Stock underlying outstanding convertible preferred stock, options, warrants, and convertible notes that have been excluded from the computation of loss per common share:

	For the Three Months Ended July 31,
	2021	2020
Series A convertible preferred stock	-	15,000,000
Stock options (1)	17,950,000	16,175,000
Warrants	8,830,785	6,652,035
Convertible notes	232,049	-
	27,012,834	37,827,035

(1)	The Company has excluded 7,250,000 stock options, with an exercise price of $0.0004, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, (“ASU 2018-07”). ASU 2018-07 simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under ASU 2018-07, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2018-13 as of July 31, 2021. Adoption of this standard had no material impact on its financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods therein. Adoption is either a modified retrospective method or a fully retrospective method of transition. The adoption of this standard on May 1, 2021 did not have a material impact on the Company’s financial position or results of operations.

The Company has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its financial statements.

4.	NOTE RECEIVABLE, RELATED PARTY, NET

On April 10, 2018, Avalanche International Corp., a related party (“Avalanche”), issued a promissory note (the “AVLP Note”) to the Company pursuant to which the Company agreed to provide Avalanche a loan of up to $995,500 for the period ending on April 30, 2019, subject to the terms and conditions stated in the AVLP Note. The AVLP Note accrues interest at 10% per annum and includes a 10% original issue discount. The balance outstanding on the AVLP Note as of April 30, 2020, was $100,915. During the month of July 2020, the principal and accrued interest on the AVLP Note was paid in full.

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

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a securities purchase agreement for the purchase of 10,000,000 shares of the Company’s common stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of common stock, it is recorded as an offset to additional paid-in capital. As of July 31, 2021, the outstanding balance of the note receivable was $14,883,295.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	July 31, 2021	April 30, 2021
Prepaid consulting fees	$396,667	$966,260
Other prepaid expenses	786,612	850
Other receivables	16,210	16,210
Total prepaid expenses and other current assets	$1,199,489	$983,320

On June 14, 2021, the Company purchased D&O insurance for 12 months in the amount of $855,000. Other prepaid expenses at July 31, 2021 represents the unamortized portion of annual premium paid for this policy. Prepaid consulting fees of $396,000 consisted of payments to Spartan and TAMM Net.

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

2021 Stock Incentive Plan

In February 2021, the Board of Directors adopted, and the stockholders approved, the Alzamend Neuro, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the grant to eligible individuals of (1) stock options (incentive and non-statutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, and (5) other stock-based compensation.

Stock Subject to the 2021 Plan. The maximum number of shares of the Company’s common stock that may be issued under the 2021 Plan is 10,000,000 shares, which number will be increased to the extent that compensation granted under the 2021 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2021 Plan). Substitute awards (awards made or shares issued by the Company in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that the Company acquires or any subsidiary of the Company or with which the Company or any subsidiary combines) will not reduce the shares authorized for grant under the 2021 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2021 Plan.

All options that the Company grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the issuance of these options, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because the Company settles these obligations by issuing shares of the Company’s Common Stock from its authorized shares instead of settling such obligations with cash payments.

A summary of stock option activity for the three months period from May 1, 2021 to July 31, 2021, is presented below:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Options	Price	Life (years)	Value
Balance at April 30, 2021	10,450,000	19,550,000	$0.7195	5.92	$35,159,500
Options granted	(1,500,000)	1,500,000	$2.9167
Options exercised	-	(250,000)	$0.0004
Options cancelled/forfeited	300,000	(300,000)	$1.5000
Balance at July 31, 2021	9,250,000	20,500,000	$0.8812	6.03	$72,647,100
Options vested and expected to vest at April 30, 2021		18,500	$0.8684	6.52	$65,797,100
Options exercisable at April 30, 2021		13,460,519	$0.5298	5.84	$52,431,944

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options. There have been 250,000 options exercised and 300,000 options cancelled, respectively, during the three months ended July 31, 2021.

Stock options granted to employees and consultants

The estimated fair value of stock options granted to employees and consultants during the three months ended July 31, 2021 and July 31, 2020, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Three Months Ended July 31,
	2021	2020
Expected term (in years)	2.50 - 5.00	2.50 - 6.25
Volatility	86.31%	65.80% -72.35%
Risk-free interest rate	1.01% -1.07%	1.52% -2.36%
Dividend yield	0.0%	0.0%

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

Stock-based compensation to employees and consultants from stock option grants for the three months ended July 31, 2021 and July 31, 2020 were $740,000 and $591,000, respectively.

Performance-contingent stock options granted to employee

In November 2018, the Board of Directors granted 2,000,000 performance-contingent options under the Plan to the Chief Executive Officer. These options have an exercise price of $1.00 per share.

These options have two separate performance triggers for vesting based upon the therapies achieving certain Food and Drug Administration (“FDA”) approval milestones within a specified timeframe. By definition, the performance condition in these options can only be achieved after the performance condition of FDA approval has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any the milestones are not achieved by the specified timelines, such vesting award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance-contingent awards is $1.2 million of general and administrative expense if all of the performance conditions are achieved as stated in the option agreement. Due to the significant risks and uncertainties associated with FDA approvals, as of July 31, 2021, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 26, 2019, the Board of Directors granted 4,250,000 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $1.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s IPO for its common stock, or (ii) stepped target prices for a change in control transaction. The target prices range from $15 per share to $40 per share. In the event any the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of July 31, 2021, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

Performance-contingent stock options granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to the certain team members at Tamm Net to purchase an aggregate of 450,000 shares of the Company’s common stock at a per share exercise price of $1.50 per share, of which 50% vest upon the completion of Phase I of AL001 by March 31, 2022 and the remaining 50% shall vest upon completion of Phase I of AL002 by December 31, 2022.

As of July 31, 2021, the Company believes the performance goal of completing Phase I of AL001 will be achieved on or before March 31, 2022. The Company is recognizing stock compensation related to the completion of Phase I of AL001 by March 31, 2022 over the implied service period expected to complete this milestone. Due to the significant risks and uncertainties associated with achieving the completion of Phase I for AL002, as of July 31, 2021, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to AL002.

Stock-based compensation expense

The Company’s results of operations include expenses relating to stock-based compensation as follows:

	For the Three Months Ended July 31,
	2021	2020
Research and development	$141,917	$21,813
General and administrative	597,705	569,620
Total	$739,622	$591,433

As of July 31, 2021, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $6.5 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.2 years.

7.	WARRANTS

During the three months ended July 31, 2021, the Company issued warrants to purchase an aggregate of 727,917 shares of Common Stock at exercise prices ranging from $3.00 to $6.25 per share.

(i)	On June 17 2021, the Company issued a warrant to purchase an aggregate of 61,250 shares of Common Stock at an exercise price equal to $6.25 per share of Common Stock in connection with the IPO. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Company’s Common Stock, require settlement in shares and would be classified as equity under ASC 815.

(ii)	On July 28, 2021 the Company received from the U.S. Food and Drug Administration a “Study May Proceed” letter for a Phase Ia study under the Company’s Investigational New Drug application for AL001. Based on the achievement of this milestone, the Company sold an additional 1,333,333 shares of its common stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of the Company’s common stock with an exercise price of $3.00 per share. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as equity instrument as the warrant is indexed to the Company’s Common Stock, require settlement in shares and would be classified as equity under ASC 815.

The following table summarizes information about Common Stock warrants outstanding at July 31, 2021:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	2.6	$1.00	500,000	$1.00
$1.75	175,672	3.3	$1.75	175,672	$1.75
$3.00	8,093,863	3.4	$3.00	8,093,863	$3.00
$6.25	61,250	4.9	$6.25	61,250	$6.25
$1.00 - $6.25	8,830,785	3.3	$2.88	8,830,785	$2.88

The estimated fair value of warrants granted during the three months ended July 31, 2021 and July 31, 2020, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Three Months Ended July 31,
	2021	2020
Common stock price	$8.74 - $10.09	$1.00 - $1.50
Expected term (in years)	5.00	2.50
Volatility	86.31%	69.35%
Risk-free interest rate	0.87% - 0.90%	2.53%
Dividend yield	0.0%	0.0%

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

In August 2020, the Company entered into a securities purchase agreement with Ault Global to sell a convertible promissory note in the principal amount of $50,000 and issue a five-year warrant to purchase 16,667 shares of the Company’s Common Stock. The convertible promissory note bears interest at 8% per annum, which principal and all accrued and unpaid interest are due six months after the date of issuance. The principal and interest earned on the convertible promissory note may be converted into shares of Common Stock at $1.50 per share. The exercise price of the warrant is $3.00 per share. The convertible note was cancelled for shares of Common Stock received pursuant to the March 2021 securities purchase agreement with DPL described below.

In December 2020 and February 2021, Ault Global provided $800,000 and $1,000,000, respectively, in short-term advances to the Company for working capital needs. The $1.8 million obligation related to the short-term advances was satisfied with shares of Common Stock received pursuant to the March 2021 securities purchase agreement with DPL described below

In March 2021, the Company entered into a securities purchase agreement with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in advances and the surrender for cancellation of a $50,000 convertible promissory note held by Ault Global, each as described below, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL purchased an additional (i) 1,333,333 shares of Common Stock upon approval of the IND for Phase Ia clinical trials for a purchase price of $2 million, and (ii) will purchase 2,666,667 shares of the Company’s Common Stock upon the completion of these Phase Ia clinical trials for a purchase price of $4 million. As of the date this Quarterly Report, the first milestones related to FDA approval of IND for Phase Ia clinical trial. The Company further agreed to issue to DPL warrants to purchase a number of shares of Common Stock equal to 50% of the shares of Common Stock purchased under the securities purchase agreement at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of July 31, 2021.

In May 2021, the Board of Directors of the Company and Mr. Milton C. Ault, the Company’s current Founder and Chairman Emeritus, agreed to certain arrangements with regard to Board composition and other matters. Contemporaneously with the effectiveness of the IPO, and in consideration for (i) the conversion of 750 shares of the Company’s series A convertible preferred stock beneficially owned by Mr. Ault through Ault Life Sciences, Inc. into 15,000,000 shares of Common Stock, (ii) the extension of the maturity date of the note in the original principal amount of $15,000,000 issued to the Company by Ault Life Sciences Fund, LLC, an entity controlled by Mr. Ault, to December 31, 2023, and (iii) the resignation by Mr. Ault as a director and executive officer of the Company, the Board agreed that William B. Horne will become Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of Common Stock (for which Mr. Horne will be paid $50,000 per year for his services), and Mr. Henry Nisser will remain a member of our Board of Directors for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of Common Stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to the Board of Directors for a period of five years after the closing date of the IPO. Following the closing of the IPO, the Company entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to the Company in consideration for annual fees of $50,000.

9.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

On May 1, 2016, the Company entered into a Standard Exclusive License Agreement for AL002 with Sublicensing Terms with the University of South Florida Research Foundation, Inc., as licensor, pursuant to which the licensor granted the Company a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012.

In addition to royalty payments of 4% on net sales of products developed from the licensed technology, the Company was required to pay a license fee of $100,000 on June 25, 2016, and December 31, 2016. As an additional licensing fee for the license of the AL001 technologies, the licensor received 2,227,923 shares of the Common Stock. Additionally, the Company is required to pay milestone payments on the due dates to the licensor for the license of the technology, as follows:

Original AL001 License:

Payment	Due Date	Event
$50,000	Completed September 2019	Pre-IND meeting

$65,000	6 months from the June 30, 2021 IND filing date	IND application filing

$190,000	12 months from the June 30, 2021 IND filing date	Upon first dosing of patient in a clinical trial

$500,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,250,000	12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000	8 years from the effective date of the agreement	Upon FDA approval

 AL002 License:

Payment	Due Date	Event
$50,000	Upon IND application filing	Upon IND application filing

$50,000	12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000	12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000	24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000	12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000	7 years from the effective date of the agreement	Upon FDA BLA approval

The Company has met the Pre-IND meeting and IND application filing milestones encompassing AL001. If the Company fails to meet a milestone by its specified date, the licensor may terminate the license agreement.

The licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by the Company while the licensor remains the owner of any equity securities of the company.

There are certain license fees and milestone payments required to be paid pursuant to the terms of the Standard Exclusive license agreements with Sublicensing Terms, both effective July 2, 2018, (the “AL001 license agreements”) with the licensor and the University of South Florida. In addition, a royalty payment of 3% is required pursuant to License #18110 while License #1811 requires a royalty payment of 1.5% on net sales of products developed from the licensed technology. For the two AL001 licenses, in the aggregate, the Company was required to pay initial license fees of $50,000 no later than July 31, 2018, and $150,000 no later than October 31, 2018. As an additional licensing fee, the licensor is entitled to receive that number of shares of the Company’s common stock equal to 3% of the sum of the total number of issued and outstanding shares. Additionally, the Company is required to pay milestone payments on the due dates to the licensor for the license of the technology, as follows:

Additional AL001 Licenses:

Payment	Due Date	Event
$30,000	Completed September 2019	Pre-IND meeting

$50,000	December 31, 2022	IND application filing

$150,000	12 months from IND filing date	Upon first dosing of patient in a clinical trial

$400,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$8,000,000	8 years from the effective date of the agreement	First commercial sale

10.	CONVERTIBLE NOTES

In February 2021, the Company entered into a securities purchase agreement with an institutional investor to sell a Convertible Promissory Note in the aggregate principal amount of $348,073 for a purchase price of $331,498. The purchase price of the February 2021 Convertible Promissory Note satisfies the principal and accrued interest of the August 2020 and December 2020 Convertible Promissory Notes with the same institutional investor. Since the terms of the February 2021 Convertible Promissory Note were not substantially different from the August 2020 and December 2020 Convertible Promissory Notes, no gain or loss was recognized as a result of this debt issuance. The Convertible Promissory Note bears interest at 10% per annum, which principal and all accrued and unpaid interest are due on December 31, 2021. The principal and interest earned on the Convertible Promissory Note may be converted into shares of Common Stock at $1.50 per share.

The fair value of equity warrants was recorded as a discount to the convertible promissory note with a corresponding increase to additional paid-in capital. The Company computed the estimated fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $16,575 based on the estimated fair value of the warrants. The risk-free rate of 0.27% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 103.7% was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. In aggregate, the Company recorded debt discount in the amount of $136,816 based on the fair values of the warrants and original issue discount of $45,575. As of July 31, 2021, the convertible note is presented net of unamortized debt discount of $7,975.

11.	NOTE PAYABLE

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

In December 2020, the Company met the conditions and received forgiveness of the $62,110 principal amount of the loan and $308 of accrued interest payable. The company derecognized the debt under ASC 470, in accordance with the guidance in ASC 405-20, Liabilities: Extinguishments of Liabilities, recognized in the income statement as a gain on extinguishment of debt.

12.	CONVERTIBLE NOTE – RELATED PARTY

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

13.	EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of Preferred Stock $0.0001 par value. The Board of Directors has designated 1,360,000 shares as Series A Convertible Preferred Stock (the “Series A Preferred Shares”). The rights, preferences, privileges and restrictions on the remaining authorized 8,640,000 shares of Preferred Stock have not been determined. The Company’s Board of Directors is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Series A Preferred Stock

The Series A Preferred Shares convey no dividend rights except as may be declared by the Board in its sole and absolute discretion, out of funds legally available for that purpose. Holders of Series A Preferred Shares are entitled to fifty (50) non-cumulative votes per share on all matters presented to the Company’s stockholders for action.

Holders of Series A Preferred Shares have the right to convert their shares into shares of Common Stock at any time at a conversion rate equal to twenty (20) shares of Common Stock for every one (1) Series A Preferred Share. The conversion rate is not subject to anti-dilution adjustments.

In connection with the closing of the IPO, all of the Company’s outstanding shares of Series A Convertible Preferred Stock were converted into 15,000,000 shares of common stock. As of July 31, 2021, there were no shares of Series A Preferred Shares and no other shares of Preferred Stock issued or outstanding.

Common Stock

On May 27, 2016, the Company’s Board of Directors approved a Certificate of Amendment to the Company’s Certificate of Incorporation increasing its authorized shares of Common Stock from 150,000,000 to 300,000,000.

On April 30, 2019, the Company and ALSF entered into a SPA for the purchase of 10,000,000 shares of Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. The note is secured by a pledge of the purchased shares. Pursuant to the SPA, ALSF is entitled to full ratchet anti-dilution protection, most-favored nation status, denying the Company the right to enter into a variable rate transaction absent its consent, a right to participate in any future financing the Company may consummate and to have all the shares of Common Stock to which it is entitled under the SPA registered under the Securities Act within 180 days of the final closing of an initial public offering. In May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares.

In March 2021, the Company entered into a securities purchase agreement with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in advances and the surrender for cancellation of a $50,000 convertible promissory note held by Ault Global, each as described below, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL purchased an additional (i) 1,333,333 shares of Common Stock upon approval by the FDA of our IND for our Phase Ia clinical trials for a purchase price of $2 million, and (ii) will purchase 2,666,667 shares of the Company’s Common Stock upon the completion of these Phase Ia clinical trials for a purchase price of $4 million. The Company further agreed to issue to DPL warrants to purchase a number of shares of Common Stock equal to 50% of the shares of Common Stock purchased under the securities purchase agreement at an exercise price of $3.00 per share.

On July 28, 2021 the Company received from the U.S. Food and Drug Administration a “Study May Proceed” letter for a Phase Ia study under the Company’s Investigational New Drug application for AL001. Based on the achievement of this milestone, the Company sold an additional 1,333,333 shares of its common stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of the Company’s common stock with an exercise price of $3.00 per share.

Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

14.	SUBSEQUENT EVENTS

The Company contracted Altasciences to conduct a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s disease that started on September 10, 2021. The Phase I first-in-human study is for the purpose of determining potential clinically safe and appropriate dosing for AL001 in future studies. AL001 is a lithium-delivering ionic cocrystal under development as an oral treatment for patients with dementia related to mild, moderate and severe cognitive impairment associated with Alzheimer’s disease.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on July 29, 2021.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended. This section should be read in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

In this Quarterly Report, unless the context requires otherwise, references to the “Company,” “Alzamend,” “we,” “our company” and “us” refer to Alzamend Neuro, Inc., a Delaware corporation.

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

Common Stock Valuations. Prior to our IPO in June 2021, there was no public market for our common stock, and, as a result, the fair value of the shares of common stock underlying our share-based awards was estimated on each grant date by our Board of Directors. To determine the fair value of our common stock underlying option grants, our Board of Directors considered, among other things, input from management, and our Board of Directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:

•	our results of operations and financial position, including our levels of available capital resources;

•	our stage of development and material risks related to our business;

•	progress of our research and development activities;

•	our business conditions and projections;

•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;

•	the lack of marketability of our common stock as a private company;

•	the prices at which we sold shares of our common stock to outside investors in arms-length transactions;

•	the likelihood of achieving a liquidity event for our security holders, such as an IPO or a sale of our company, given prevailing market conditions;

•	trends and developments in our industry; and

•	external market conditions affecting the life sciences and biotechnology industry sectors.

Following the closing of our IPO, our Board of Directors determined the fair market value of our common stock based on the closing price of our common stock as reported on the date of grant.

Plan of Operations

Our plan of operations is currently focused on the development of both our therapeutic candidates which are at different stages of development. We submitted an IND application for AL001 to the FDA on June 30, 2021. On July 28, 2021, we announced receipt of FDA study may proceed letter for a Phase I study under our Investigational New Drug application for AL001, a lithium-based ionic cocrystal oral therapy for patients with dementia related to mild, moderate, and severe cognitive impairment associated with Alzheimer’s disease.

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

On July 30, 2021, we announced that we submitted a pre-IND meeting request for AL002 and supporting briefing documents to the Center for Biological Evaluation and Research of the U.S. Food and Drug Administration. AL002 is a patented method using a mutant-peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s.

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

Results of Operations

Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020

The following table summarizes the results of our operations for the three months ended July 31, 2021 and July 31, 2020.

	For the Three Months Ended July 31,
	2021	2020	$ Change	% Change
OPERATING EXPENSES
Research and development	$916,408	$308,846	$607,562	197%
General and administrative	1,389,831	1,009,461	380,370	38%
Total operating expenses	2,306,239	1,318,307	987,932	*
Loss from operations	(2,306,239)	(1,318,307)	(987,932)	*

OTHER INCOME (EXPENSE), NET
Interest expense	(13,628)	(151)	(13,477)	8925%
Interest income - related party	-	1,706	(1,706)	-100%
Total other income (expense), net	(13,628)	1,555	(15,183)	*

NET LOSS	$(2,319,867)	$(1,316,752)	$(1,003,115)	*

Basic and diluted net loss per common share	$(0.03)	$(0.02)	-	*

Basic and diluted weighted average common shares outstanding	84,588,492	72,262,858	12,325,634	*
* Not meaningful

Revenue

We were formed on February 26, 2016 to acquire and commercialize patented intellectual property and know-how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. We currently have only two product candidates, AL001 and AL002. These products are in the preclinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended July 31, 2021 and July 31, 2020, respectively, and we do not anticipate that we will generate revenue for the foreseeable future.

General and administrative expenses

General and administrative expenses for the three months ended July 31, 2021 and July 31, 2020 were $1.4 million and $1.0 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock compensation expense, professional fees, as well as salaries and benefits. The remaining general and administrative expenses of $303,000 and $148,000, respectively, primarily consisted of payments for advertising and promotion, transfer agent fees, travel, and other office expenses, none of which is significant individually.

	For the Three Months Ended July 31,
	2021	2020	$ Change	%Change
Stock compensation expense	$597,705	$569,620	$28,085	5%
Professional fees	300,122	177,793	122,329	69%
Salary and benefits	188,809	113,839	74,970	66%
Other general and administrative expenses	303,195	148,209	154,986	105%
Total general and administrative expenses	$1,389,831	$1,009,461	$380,370	38%

 Stock compensation expense

During the three months ended July 31, 2021 and July 31, 2020, we incurred general and administrative stock compensation expense of $598,000 and $570,000, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from authorized shares instead of settling such obligations with cash payments.

Professional fees

The second largest component of our general and administrative expenses is professional fees. During the three months ended July 31, 2021 and July 31, 2020, we reported professional fees of $300,000 and $178,000, respectively, which are principally comprised of the following items:

Three Months Ended July 31, 2021

•	In June 2017, we entered into a five-year consulting agreement with Spartan Capital pursuant to which Spartan Capital has agreed to provide consulting services with respect to general corporate matters, including, but not limited to, advice and input with respect to raising capital, potential merger and acquisition transactions, identifying suitable personnel for management, developing corporate structure and finance strategies, assisting us with strategic introductions, assisting management with enhancing corporate and shareholder value and introducing us to potential investors. In December 2017, since the maximum amount was raised in the prior private placement, we paid to Spartan Capital a consulting fee of $1.4 million for the services to be rendered over the 60-month term of this consulting agreement. During the three months ended July 31, 2021, we recorded an expense of $70,000 as a result of this consulting agreement.

•	In June 2019, we entered into an uplisting agreement with Spartan Capital pursuant to which Spartan Capital has agreed to provide consulting services with respect to an IPO, merger, acquisition or sale of stock or assets, joint venture, strategic alliance or other similar transaction. We paid to Spartan Capital a consulting fee of $475,000 and issued Spartan 500,000 shares of our common stock for the services to be rendered over the 24-month term of the uplisting agreement. Expenses were fully amortized at year ended April 30, 2021. The uplisting agreement was terminated on March 3, 2021.

•	During the three months ended July 31, 2021, we incurred $114,000 in regulatory filing services, $79,000 in audit fees and $29,000 in legal fees.

Three Months Ended July 31, 2020

•	In June 2017, we entered into a five-year consulting agreement with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to general corporate matters, including, but not limited to, advice and input with respect to raising capital, potential merger and acquisition transactions, identifying suitable personnel for management, developing corporate structure and finance strategies, assisting us with strategic introductions, assisting management with enhancing corporate and shareholder value and introducing us to potential investors. In December 2017, since the maximum amount was raised in a prior private placement, we paid to Spartan Capital a consulting fee of $1.4 million for the services to be rendered over the five-year term of this consulting agreement. During the three months ended July 31, 2020, we recorded an expense of $70,000 in connection with this consulting agreement.

•	In June 2019, we entered into a two-year uplisting agreement with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to a potential public offering. Compensation under this agreement consisted of a cash payment in the amount of $475,000 and the issuance of 500,000 shares of our common stock. We are amortizing the cost of these services over the two-year term of the uplisting agreement. During the three months ended July 31, 2020, we recorded an expense of $59,000 in connection with the uplisting agreement. The uplisting agreement was terminated on March 3, 2021.

•	During the three months ended July 31, 2020, we incurred $14,000 in legal fees and $35,000 in audit fees.

Salaries and Benefits

During the three months ended July 31, 2021 and July 31, 2020, we incurred $189,000 and $114,000, respectively, in employee-related expenses. As of July 31, 2021, we have two full-time and four part-time employees. We appointed Stephan Jackman, who is a full-time employee, as Chief Executive Officer as of November 30, 2018, and Lien Escalona as Chief Financial Officer in June 2021.

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

Research and development expenses

Research and development expenses for the three months ended July 31, 2021 and July 31, 2020, were $916,000 and $309,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock compensation expense

	2021	2020	$ Change	%Change
Professional fees	$704,692	$257,033	$447,659	174%
Licenses and fees	65,330	30,000	35,330	118%
Stock compensation expense	141,917	21,813	120,104	-17%
Other research and development expenses	4,469	—	4,469	*
Total research and development expenses	$916,408	$308,846	$607,562	197%

 *Not meaningful

Professional fees

During the three months ended July 31, 2021 and July 31, 2020, we reported professional fees of $705,000 and $257,000, respectively, which are principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to AL001 chemistry, manufacturing and controls.

Licenses and fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the USF Research Foundation, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms (the “License Agreement”) with the Licensor and a direct support organization of the University.

During the three months ended July 31, 2021, we accrued $65,000 in license fees as we have submitted our IND application on June 30, 2021, and payment is due six (6) months from filing date. The next milestone we will incur license fees will be 12 months from IND filing date, upon first dosing of patient in clinical trial.

During the three months ended July 31, 2020, we incurred $30,000 in license fees related to achieving the milestone of conducting pre-IND discussions with the FDA regarding AL001.

Stock compensation expense

During the three months ended July 31, 2021 and July 31, 2020, we incurred $142,000 and $22,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from authorized shares instead of settling such obligations with cash payments.

Other income (expense), net

Interest expense

Interest expense was $14,000 for the three months ended July 31, 2021 related to the convertible promissory note issued in August 2020 including non-cash interest expense of $5,000 recorded from the amortization of debt discount.

Interest expense – related party

Interest expense – related party was nil for the three months ended July 31, 2021 related to the convertible promissory note – related party issued in August 2020 as a result of the convertible promissory note was cancelled in March 2021 pursuant to a securities purchase agreement with DPL (see Note 10).

Interest income – related party

During the three months ended July 30, 2021, we did not report interest income as the principal and accrued interest on the AVLP Note was paid in full. During the three months ended July 30, 2020, we reported interest income, related party of $2,000 relating to a promissory note from Avalanche.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on the basis that our company will continue as a going concern. As of July 31, 2021, we had cash of $15.6 million and an accumulated deficit of $19.2 million. We have incurred recurring losses and reported losses for the three months ended July 31, 2021 totaling $2.3 million. In the past, we have financed our operations principally through issuances of promissory notes and equity securities.

In March of 2021, the Company entered into a securities purchase agreement with Digital Power Lending, a California limited liability company and wholly owned subsidiary of Ault Global, or DPL, pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of its common stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in advances and the surrender for cancellation of the $50,000 convertible promissory note, each as described below, for an aggregate of 2,666,667 shares of our common stock. According to the securities purchase agreement, DPL purchased an additional (i) 1,333,333 shares of our common stock upon FDA approval of our IND for our Phase Ia clinical trials for a purchase price of $2 million, and (ii) 2,666,667 shares of our common stock once we have completed these Phase Ia clinical trials for a purchase price of $4 million. We further agreed to issue DPL warrants to purchase a number of shares of its common stock equal to 50% of the shares of common stock purchased under the securities purchase agreement at an exercise price of $3.00 per share. Finally, we agreed that for a period of eighteen months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

On June 17, 2021 we announced the closing of our IPO of 2,500,000 shares of our common stock and full exercise of the underwriter’s over-allotment option to purchase 375,000 additional shares of our common stock at a price to the public of $5.00 per share. The gross proceeds from the offering to our company, before deducting the underwriting discounts and estimated offering expenses, were approximately $14.4 million. Our common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

On July 28, 2021, we received from the FDA a “Study May Proceed” letter for a Phase Ia study under our Investigational New Drug application for AL001. Based on the achievement of this milestone, we sold an additional 1,333,333 shares of its common stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of our common stock with an exercise price of $3.00 per share.

We expect to continue to incur losses for the foreseeable future and needs to raise additional capital until we are able to generate revenues from operations sufficient to fund our development and commercial operations. However, based on our current business plan, we believe that our cash and cash equivalents at July 31, 2021, are sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the three months ended July 31, 2021:

	For the Three Months Ended July 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(1,222,664)	$(205,096)
Investing activities	-	100,915
Financing activities	14,911,556	77,010
Net increase (decrease) in cash and cash equivalents	$13,688,892	$(27,171)

Operating Activities

During the three months ended July 31, 2021, net cash used in operating activities was $1.2 million. This consisted primarily of a net loss of $2.3 million, partially offset by non-cash charges of $744,000 and an increase in our net operating assets of $353,000. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets was due to an increase in accounts payable and accrued expenses, partially offset by a decrease in prepaid expenses and other current assets.

During the three months ended July 31, 2020, net cash used in operating activities was $205,000. This consisted primarily of a net loss of $1.3 million, partially offset by non-cash charges of $591,000 and an increase in our net operating assets of $520,000. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets was due to an increase in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets.

Investing Activities

There were no investing activities for the three months ended July 31, 2021.

During the three months ended July 31, 2020, net cash provided by investing activities was $101,000. This consisted of proceeds from repayment of notes receivable from our related party, AVLP.

Financing Activities

During the three months ended July 31, 2021, net cash provided by financing activities was $14.9 million. This consisted primarily of proceeds from our initial public offering and proceeds from issuance of common stock and warrant to our related party, DPL.

During the three months ended July 31, 2020, net cash provided by financing activities was $77,000. This consisted primarily of proceeds from our convertible note payable and convertible note payable-related party.

Impact of Coronavirus on Our Operations

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic which continues to spread throughout the United States and the world. We are monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on our operations, financial position, cash flows, supply chains, and the industry in general, in addition to the impact on our employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the date of this Quarterly Report.

The continuing presence of COVID-19 has adversely impacted our business. Our drug development and manufacturing activities for A001 were delayed by eight weeks due to a shutdown at our third-party manufacturing facility during the months of March to May 2020, which resulted in about a one-month overall delay in our clinical protocol development and IND development and submission as a result of a lack of labor and equipment. COVID-19 also delayed our nonclinical studies for AL002 by 12 weeks during the months of March to May 2020 due to shutdowns at our third-party lab facilities where we were not granted access to perform research. Moreover, COVID-19 has affected our ability to raise capital due to uncertain capital markets. We continue to assess and monitor our business operations and system supports and the impact COVID-19 may continue to have on our operations and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular.

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

Original AL001 License:

Payment	Due Date	Event
$50,000	Completed September 2019	Pre-IND meeting

$65,000	6 months from the June 30, 2021 IND filing date	IND application filing

$190,000	12 months from the June 30, 2021 IND filing date	Upon first dosing of patient in a clinical trial

$500,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,250,000	12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000	8 years from the effective date of the agreement	Upon FDA approval

AL002 License:

Payment	Due Date	Event
$50,000	Upon IND application filing	Upon IND application filing

$50,000	12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000	12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000	24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000	12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000	7 years from the effective date of the agreement	Upon FDA BLA approval

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

Additional AL001 Licenses:

Payment	Due Date	Event
$30,000	Completed September 2019	Pre-IND meeting

$50,000	December 31, 2022	IND application filing

$150,000	12 months from IND filing date	Upon first dosing of patient in a clinical trial

$400,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$8,000,000	8 years from the effective date of the agreement	First commercial sale

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As of April 30, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of April 30, 2021, our internal control over financial reporting was not effective because of a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with generally accepted accounting principles. We have taken and are taking steps to remediate the material weakness, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

Changes in internal control

We do not believe that during the quarter ended July 31, 2021, there was yet any change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Notwithstanding the identified material weakness, our management believes that the condensed financial statements included in this Quarterly Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP. Nonetheless, we also believe that an internal control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal control can provide absolute assurance that all internal control issues and instances of fraud, if any, within a company are detected.

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

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2021 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2021 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds from Initial Public Offering

On June 15, 2021, the Company issued and sold 2,500,000 shares of common stock and full exercise of the underwriter’s over-allotment option to purchase 375,000 additional shares of common stock in the IPO at a public offering price of $5.00 per share, resulting in net proceeds of $12.9 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION.

None

PART IV

ITEM 6.	EXHIBITS

The following exhibits are filed with this registration statement.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Amended and Restated Bylaws.
3.3	Certificate of Designation of Alzamend Neuro, Inc. Series A Convertible Preferred Stock, dated May 30, 2016 (incorporated by reference to Exhibit 2.3 of Form 1-A/A filed with the SEC on February 4, 2020).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.
Date: September 13, 2021	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: September 13, 2021	By:	/s/ Lien T. Escalona Lien T. Escalona Chief Financial Officer (principal financial and accounting officer)

