Form 10-Q
period 2021-10-31
Alzamend Neuro, Inc.
filed 2021-12-13
CIK 1677077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40483

ALZAMEND NEURO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1822909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3802 Spectrum Boulevard, Suite 112C, Tampa, FL	33612	(844) 722-6303
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALZN	NASDAQ Capital Market

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

As of December 13, 2021 there were 88,850,358 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	October 31, 2021	April 30, 2021
ASSETS

CURRENT ASSETS

Cash	$13,572,692	$1,929,270
Prepaid expenses and other current assets	928,204	983,320
TOTAL CURRENT ASSETS	14,500,896	2,912,590
TOTAL ASSETS	$14,500,896	$2,912,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,128,410	$503,593
Related party payable	2,182	60,749
Convertible notes, net	344,893	335,303
TOTAL CURRENT LIABILITIES	1,475,485	899,645

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized;
Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil and 750,000 shares issued and outstanding as of October 31, 2021 and April 30, 2021, respectively	-	75
Common stock, $0.0001 par value: 300,000,000 shares authorized; 88,850,358 and 67,429,525 shares issued and outstanding as of October 31, 2021 and
April 30, 2021, respectively	8,885	6,743
Additional paid-in capital	50,652,054	33,721,859
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(22,752,233)	(16,832,437)
TOTAL STOCKHOLDERS’ EQUITY	13,025,411	2,012,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,500,896	$2,912,590

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020
OPERATING EXPENSES
Research and development	$1,750,050	$474,913	$2,666,458	$783,759
General and administrative	1,833,884	823,033	3,223,715	1,832,494
Total operating expenses	3,583,934	1,297,946	5,890,173	2,616,253
Loss from operations	(3,583,934)	(1,297,946)	(5,890,173)	(2,616,253)

OTHER EXPENSE, NET
Interest expense	(15,995)	(50,664)	(29,623)	(50,815)
Interest expense - related party	-	(5,487)	-	(5,487)
Interest income - related party	-	-	-	1,706
Total other expense, net	(15,995)	(56,151)	(29,623)	(54,596)

NET LOSS	$(3,599,929)	$(1,354,097)	$(5,919,796)	$(2,670,849)

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.07)	$(0.04)

Basic and diluted weighted average common
shares outstanding	93,458,556	72,262,858	88,148,524	72,262,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended October 31, 2021

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, July 31, 2021	-	$-	86,887,858	$8,689	$49,371,166	$(14,883,295)	$(19,152,304)	$15,344,256

Issuance of common stock for restricted stock awards	-	-	212,500	21	(21)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	1,280,384	-	-	1,280,384

Proceeds from stock option exercise	-	-	1,750,000	175	525	-	-	700

Net loss	-	-	-	-	-	-	(3,599,929)	(3,599,929)

BALANCES, October 31, 2021	-	$-	88,850,358	$8,885	$50,652,054	$(14,883,295)	$(22,752,233)	$13,025,411

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended October 31, 2020

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, July 31, 2020	750,000	$75	64,762,858	$6,476	$28,090,238	$(14,968,300)	$(13,102,621)	$25,868

Stock-based compensation to employees and consultants	-	-	-	-	483,515	-	-	483,515

Proceeds from note receivable – related party for common stock	-	-	-	-	-	85,005	-	85,005

Fair value of warrants issued in connection with convertible notes	-	-	-	-	78,642	-	-	78,642

Fair value of warrants issued in connection with convertible notes -related party	-	-	-	-	14,300	-	-	14,300

Net loss	-	-	-	-	-	-	(1,354,097)	(1,354,097)

BALANCES, October 31, 2020	750,000	$75	64,762,858	$6,476	$28,666,695	$(14,883,295)	$(14,456,718)	$(666,767)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALZAMEND NEURO, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended October 31, 2021

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2021	750,000	$75	67,429,525	$6,743	$33,721,859	$(14,883,295)	$(16,832,437)	$2,012,945

Issuance of common stock for restricted stock awards	-	-	212,500	21	(21)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	2,020,006	-	-	2,020,006

Proceeds from sale of common stocks & warrants-related party	-	-	1,333,333	133	1,999,867	-	-	2,000,000

Proceeds from stock option exercise	-	-	2,000,000	200	600	-	-	800

Proceeds from initial public offering, net of underwriters’ discounts and commissions and issuance costs of $1.5 million	-	-	2,875,000	288	12,911,168	-	-	12,911,456

Conversion of Series A convertible preferred stock	(750,000)	(75)	15,000,000	1,500	(1,425)	-	-	-

Net loss	-	-	-	-	-	-	(5,919,796)	(5,919,796)

BALANCES, October 31, 2021	-	$-	88,850,358	$8,885	$50,652,054	$(14,883,295)	$(22,752,233)	$13,025,411

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALZAMEND NEURO, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended October 31, 2020

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2020	750,000	$75	64,762,858	$6,476	$27,584,227	$(14,983,200)	$(11,785,869)	$821,709

Stock-based compensation to employees and consultants	-	-	-	-	989,526	-	-	989,526

Proceeds from note receivable – related party for common stock	-	-	-	-	-	99,905	-	99,905

Fair value of warrants issued in connection with convertible notes	-	-	-	-	78,642	-	-	78,642

Fair value of warrants issued in connection with convertible notes - related party	-	-	-	-	14,300	-	-	14,300

Net loss	-	-	-	-	-	-	(2,670,849)	(2,670,849)

BALANCES, October 31, 2020	750,000	$75	64,762,858	$6,476	$28,666,695	$(14,883,295)	$(14,456,718)	$(666,767)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended October 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,919,796)	$(2,670,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - debt discount	29,623	45,625
Interest expense - debt discount, related party	-	4,819
Stock-based compensation to employees and consultants	2,020,006	1,160,370
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	55,116	475,904
Accounts payable and accrued expenses	546,217	336,108

Net cash used in operating activities	(3,268,834)	(648,023)

Cash flows from investing activities:
Proceeds from repayments of notes receivable - related party	-	100,915

Net cash provided by investing activities	-	100,915

Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - related party, net	2,000,000	-
Proceeds from stock option exercise	800	-
Advances from related party payable	-	668
Proceeds from note payable	-	62,110
Proceeds from note receivable for common stock – related party	-	99,905
Proceeds from convertible note payable	-	250,000
Proceeds from convertible note payable, related party	-	50,000
Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs	12,911,456	-

Net cash provided by financing activities	14,912,256	462,683

Net increase (decrease) in cash	11,643,422	(84,425)

Cash at beginning of period	1,929,270	90,285

Cash at end of period	$13,572,692	$5,860

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Fair value of warrants issued in connection with initial public offering	$461,877	$-
Fair value of warrants issued in connection with convertible notes payable, related party	$4,799,742	$14,300
Fair value of warrants issued in connection with convertible notes payable	$-	$78,642

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

Organization

Alzamend Neuro, Inc. (the “Company” or “Alzamend”), is an early clinical-stage biopharmaceutical company focused on developing novel products for the treatment of neurodegenerative diseases and psychiatric disorders. The Company’s primary focus is Alzheimer’s disease (“Alzheimer’s”). With two current and future product candidates, Alzamend aims to bring treatments and/or potential cures to market as quickly as possible. The Company’s current pipeline consists of two novel therapeutic drug candidates (collectively, the “Technology”): (i) a patented ionic cocrystal technology delivering a therapeutic combination of lithium, proline and salicylate, known as AL001 or LiProSal, through two royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc. (the “Licensor”), and (ii) a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s, known as AL002 or CA022W, through a royalty-bearing exclusive worldwide license with Licensor.

The Company is devoting substantially all its efforts towards research and development of its Technology. The Company has not generated any product revenue to date. The Company has financed its operations to date primarily through debt financings and through the sale of its common stock, par value $0.0001 per share (the “Common Stock”). The Company expects to continue to incur net losses in the foreseeable future.

Initial Public Offering

On June 14, 2021, the Company’s registration statement on Form S-1 (File No. 333-255955) for its initial public offering of Common Stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). On June 15, 2021, the Company issued and sold 2,875,000 shares of Common Stock in the IPO at a public offering price of $5.00 per share, resulting in net proceeds of $12.9 million after deducting underwriting discounts and commissions and offering expenses paid by the Company. Digital Power Lending, LLC (“DPL”), a California limited liability company and a related party, purchased 2,000,000 of the Company’s IPO shares on June 15, 2021. The Company’s Common Stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

In connection with the closing of the IPO, all of the Company’s outstanding shares of Series A convertible preferred stock (the “Series A Preferred Shares”) were converted into 15,000,000 shares of Common Stock.

2.	LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of October 31, 2021, the Company had cash of $13.6 million and an accumulated deficit of $22.8 million. The Company incurred losses for the three and six months ended October 31, 2021 totaling $3.6 million and $5.9 million, respectively. Historically, the Company has financed its operations principally through issuances of promissory notes and equity securities.

 The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. However, based on the Company’s current business plan, management believes that the Company’s cash and cash equivalents at October 31, 2021, are sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

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

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include share-based compensation, warrant valuation, and valuation of deferred income taxes. Actual results could differ from those estimates

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of October 31, 2021 and April 30, 2021, the Company had no cash equivalents.

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

Debt Issued with Warrants

The Company considers guidance within ASC 470-20, Debt (“Subtopic 470-20”), ASC 480, and ASC 815 when accounting for the issuance of convertible debt with detachable warrants. As described above under the caption “Warrants,” the Company classifies warrants to purchase Common Stock as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement.

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

Beneficial Conversion Feature. If the amount allocated to the convertible debt results in an effective per share conversion price less than the fair value of the Common Stock on the commitment date, the intrinsic value of this beneficial conversion feature is recorded as a discount to the convertible debt with a corresponding increase to additional paid-in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the Common Stock at the commitment date, unless limited by the remaining proceeds allocated to the debt. At issuance, the effective conversion price of the Company’s convertible notes payable were not deemed to be below the estimated fair value of the Common Stock, and, as a result, no beneficial conversion feature was recorded.

The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount to interest expense using the effective interest method over the expected term of the convertible notes pursuant to ASC 835, Interest.

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock, options and warrants were to be exercised or converted or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

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

The following sets forth the number of shares of Common Stock underlying outstanding convertible preferred stock, options, warrants, and convertible notes that have been excluded from the computation of loss per common share:

	For the Six Months Ended October 31,
	2021	2020
Series A preferred shares	—	15,000,000
Stock options (1)	13,500,000	16,300,000
Warrants	8,830,785	6,760,469
Convertible notes	232,049	216,666
	22,562,834	38,277,135
(1)	The Company has excluded 5,500,000 stock options, with an exercise price of $0.0004, from its anti-dilutive securities as these shares have been included in the determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2018-13 as of May 1, 2021. Adoption of this standard had no material impact on the Company’s financial statements and related disclosures.

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

4.	NOTE RECEIVABLE FOR COMMON STOCK, RELATED PARTY

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a securities purchase agreement for the purchase of 10,000,000 shares of the Company’s Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. At October 31, 2021 and April 30, 2021, the outstanding balance of the note receivable was $14,883,295.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	October 31, 2021	April 30, 2021
Prepaid consulting fees	$326,667	$966,260
Prepaid insurance	584,477	-
Other prepaid expenses	850	850
Other receivables	16,210	16,210
Total prepaid expenses and other current assets	$928,204	$983,320

On June 14, 2021, the Company purchased D&O insurance for 12 months in the amount of $855,000. Prepaid insurance at October 31, 2021 represents the unamortized portion of annual premium paid for this policy of $584,000. At October 31, 2021, prepaid consulting fees of $327,000 consisted of payments to Spartan Capital Securities, LLC (“Spartan Capital”).

6.	STOCK-BASED COMPENSATION

2016 Stock Incentive Plan

On April 30, 2016, the Company’s stockholders approved the Company’s 2016 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of a maximum of 12,500,000 shares of Common Stock to be offered to the Company’s directors, officers, employees, and consultants. On March 1, 2019 the Company’s stockholders approved an additional 7,500,000 shares to be available for issuance under the Plan. Options granted under the Plan have an exercise price equal to or greater than the fair value of the underlying Common Stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

2021 Stock Incentive Plan

In February 2021, the Company’s board of directors (the “Board”) adopted, and the stockholders approved, the Alzamend Neuro, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the grant to eligible individuals of (1) stock options (incentive and non-statutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, and (5) other stock-based compensation.

Stock Subject to the 2021 Plan. The maximum number of shares of Common Stock that may be issued under the 2021 Plan is 10,000,000 shares, which number will be increased to the extent that compensation granted under the 2021 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2021 Plan). Substitute awards (awards made or shares issued by the Company in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that the Company acquires or any subsidiary of the Company or with which the Company or any subsidiary combines) will not reduce the shares authorized for grant under the 2021 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2021 Plan.

All options that the Company grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the date of issuance of these options, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because the Company settles these obligations by issuing shares of Common Stock from its authorized shares instead of settling such obligations with cash payments.

A summary of stock option activity for the six months ended October 31, 2021, is presented below:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Options	Price	Life (years)	Value
Balance at April 30, 2021	10,450,000	19,550,000	$0.7195	5.92	$35,159,500
Options granted	(1,750,000)	1,750,000	$2.9167
Options exercised	-	(2,000,000)	$0.0004
Options cancelled/forfeited	300,000	(300,000)	$1.5000
Balance at October 31, 2021	9,000,000	19,000,000	$0.9826	5.97	$23,458,300
Options vested and expected to vest at April 30, 2021		18,500	$0.9806	6.53	$21,178,300
Options exercisable at April 30, 2021		13,460,519	$0.6729	5.88	$18,423,196

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Stock Options Granted to Employees and Consultants

The estimated fair value of stock options granted to employees and consultants during the six months ended October 31, 2021 and 2020, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Six Months Ended October 31,
	2021	2020
Expected term (in years)	2.50 – 5.00	6.25
Volatility	86.31%	100.10%
Risk-free interest rate	1.01% – 1.07%	0.51%
Dividend yield	0.0%	0.0%

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

Stock-based compensation to employees and consultants from stock option grants for the six months ended October 31, 2021 and 2020 were $2,020,000 and $1,160,000, respectively.

Performance Contingent Stock Options Granted to Employee

In November 2018, the Board granted 2,000,000 performance-contingent options under the Plan to the Chief Executive Officer. These options have an exercise price of $1.00 per share.

These options have two separate performance triggers for vesting based upon the therapies achieving certain Food and Drug Administration (“FDA”) approval milestones within a specified timeframe. By definition, the performance condition in these options can only be achieved after the performance condition of FDA approval has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the milestones are not achieved by the specified timelines, such vesting award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance-contingent awards is $1.2 million of general and administrative expense if all of the performance conditions are achieved as stated in the option agreement. Due to the significant risks and uncertainties associated with FDA approvals, as of October 31, 2021, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 26, 2019, the Board granted 4,250,000 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $1.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s IPO for its Common Stock, or (ii) stepped target prices for a change in control transaction. The target prices range from $15 per share to $40 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of October 31, 2021, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to the certain team members at TAMM Net, Inc. to purchase an aggregate of 450,000 shares of Common Stock at a per share exercise price of $1.50 per share, of which 50% vest upon the completion of Phase I of AL001 by March 31, 2022 and the remaining 50% vest upon completion of Phase I of AL002 by December 31, 2022.

As of October 31, 2021, the Company believes the performance goal of completing Phase I of AL001 will be achieved on or before March 31, 2022. The Company is recognizing stock compensation related to the completion of Phase I of AL001 by March 31, 2022 over the implied service period expected to complete this milestone. Due to the significant risks and uncertainties associated with achieving the completion of Phase I for AL002, as of October 31, 2021, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to AL002.

Performance Contingent Stock Options Granted to Consultants

On October 14, 2021, the Company issued performance-based stock options to two consultants to purchase an aggregate of 200,000 shares of Common Stock with an exercise price of $2.42 per share, of which 50,000 vest upon completion of each of the Phase II clinical trials of AL001 for a Bipolar indication, AL001 for a PTSD indication, AL001 for a depression indication and AL002 for an Alzheimer’s indication.

As of October 31, 2021, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 and AL002.

 Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for three and six months ended October 31, 2021 and 2020, was comprised as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2021	2020	2021	2020
Research and development	$111,267	$21,813	$253,184	$43,626
General and administrative	1,169,117	547,124	1,766,822	1,116,744
Total	$1,280,384	$568,937	$2,020,006	$1,160,370

As of October 31, 2021, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $6.0 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.1 years.

7.	WARRANTS

During the six months ended October 31, 2021, the Company issued warrants to purchase an aggregate of 727,917 shares of Common Stock at exercise prices ranging from $3.00 to $6.25 per share.

(i)	On June 17 2021, the Company issued a warrant to purchase an aggregate of 61,250 shares of Common Stock at an exercise price equal to $6.25 per share of Common Stock in connection with the IPO. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Common Stock, require settlement in shares and would be classified as equity under ASC 815.

(ii)	On July 28, 2021 the Company received from the U.S. Food and Drug Administration a “Study May Proceed” letter for a Phase Ia study under the Company’s Investigational New Drug application for AL001. Based on the achievement of this milestone, the Company sold an additional 1,333,333 shares of Common Stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of Common Stock with an exercise price of $3.00 per share (see Note 8). Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Common Stock, require settlement in shares and would be classified as equity under ASC 815.

The following table summarizes information about Common Stock warrants outstanding at October 31, 2021:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	2.3	$1.00	500,000	$1.00
$1.75	175,672	3.0	$1.75	175,672	$1.75
$3.00	8,093,863	3.1	$3.00	8,093,863	$3.00
$6.25	61,250	4.6	$6.25	61,250	$6.25
$1.00 - $6.25	8,830,785	3.1	$2.88	8,830,785	$2.88

The estimated fair value of warrants granted during the six months ended October 31, 2021 and 2020, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Six Months Ended October 31,
	2021	2020
Expected term (in years)	5.00	5.00
Volatility	86.31%	103.70%
Risk-free interest rate	0.87% - 0.90%	0.27% - 0.28%
Dividend yield	0.0%	0.0%

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

In March 2021, the Company entered into a securities purchase agreement with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by Ault Global Holdings, Inc (“Ault Global“), for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased an additional 1,333,333 shares of Common Stock upon approval of the IND for Phase Ia clinical trials for AL001 for a purchase price of $2 million, and (ii) will purchase 2,666,667 shares of Common Stock upon the completion of these Phase Ia clinical trials for AL001 for a purchase price of $4 million. The Company further agreed to issue to DPL warrants to purchase a number of shares of Common Stock equal to 50% of the shares of Common Stock purchased under the securities purchase agreement at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of October 31, 2021.

In May 2021, the Board and Mr. Milton C. Ault, the Company’s current Founder and Chairman Emeritus, agreed to certain arrangements with regard to Board composition and other matters. Contemporaneously with the effectiveness of the IPO, and in consideration for (i) the conversion of 750,000 shares of the Company’s Series A Preferred Shares beneficially owned by Mr. Ault through Ault Life Sciences, Inc. into 15,000,000 shares of Common Stock, (ii) the extension of the maturity date of the note in the original principal amount of $15,000,000 issued to the Company by Ault Life Sciences Fund, LLC, an entity controlled by Mr. Ault, to December 31, 2023, and (iii) the resignation by Mr. Ault as a director and executive officer of the Company, the Board agreed that William B. Horne will become Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of Common Stock (for which Mr. Horne will be paid $50,000 per year for his services), and Henry Nisser will remain a member of the Company’s Board for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of Common Stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to the Board for a period of five years after the closing date of the IPO. Following the closing of the IPO, the Company entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to the Company in consideration for annual fees of $50,000.

9.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

On May 1, 2016, the Company entered into a Standard Exclusive License Agreement for AL002 with Sublicensing Terms with Licensor, pursuant to which Licensor granted the Company a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012.

In addition to royalty payments of 4% on net sales of products developed from the licensed technology, the Company is required to pay milestone payments on the due dates to the licensor for the license of the technology, as follows:

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

Licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by the Company while Licensor remains the owner of any equity securities of the Company.

There are certain license fees and milestone payments required to be paid pursuant to the terms of the Standard Exclusive license agreements with Sublicensing Terms, both effective July 2, 2018, (the “AL001 license agreements”) with Licensor and the University of South Florida. In addition, a royalty payment of 3% is required pursuant to License #18110 while License #1811 requires a royalty payment of 1.5% on net sales of products developed from the licensed technology. Additionally, the Company is required to pay milestone payments on the due dates to Licensor for the license of the technology, as follows:

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

10.       CONVERTIBLE NOTES

In February 2021, the Company entered into a securities purchase agreement with an institutional investor to sell a convertible promissory note in the aggregate principal amount of $348,000 for a purchase price of $335,000. The purchase price of the February 2021 convertible promissory note satisfies the principal and accrued interest of the August 2020 and December 2020 convertible promissory notes with the same institutional investor. Since the terms of the February 2021 convertible promissory note were not substantially different from the August 2020 and December 2020 convertible promissory notes, no gain or loss was recognized as a result of this debt issuance. The convertible promissory note bears interest at 10% per annum, which principal and all accrued and unpaid interest are due on December 31, 2021. The principal and interest earned on the convertible promissory note may be converted into shares of Common Stock at $1.50 per share.

The fair value of equity warrants was recorded as a discount to the convertible promissory note with a corresponding increase to additional paid-in capital. The Company computed the estimated fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $13,000 based on the estimated fair value of the warrants. The risk-free rate of 0.27% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 103.7% was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. In aggregate, the Company recorded debt discount in the amount of $137,000 based on the fair values of the warrants and original issue discount of $46,000. As of October 31, 2021, the convertible promissory note is presented net of unamortized debt discount of $3,000.

 11.       EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of Preferred Stock $0.0001 par value. The Board has designated 1,360,000 shares as the Series A Preferred Shares. The rights, preferences, privileges and restrictions on the remaining authorized 8,640,000 shares of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Series A Preferred Shares

In connection with the closing of the IPO, all of the outstanding Series A Preferred Shares were converted into 15,000,000 shares of Common Stock. As of October 31, 2021, there were no Series A Preferred Shares and no other shares of Preferred Stock issued or outstanding.

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

In March 2021, the Company entered into a securities purchase agreement with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by Ault Global, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased an additional 1,333,333 shares of Common Stock upon approval by the FDA of the Company’s IND for its Phase Ia clinical trials for AL001 for a purchase price of $2 million, and (ii) will purchase 2,666,667 shares of Common Stock upon the completion of these Phase Ia clinical trials for AL001 for a purchase price of $4 million. The Company further agreed to issue to DPL warrants to purchase a number of shares of Common Stock equal to 50% of the shares of Common Stock purchased under the securities purchase agreement at an exercise price of $3.00 per share.

Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the condensed consolidated financial statements presented herein

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were incorporated on February 26, 2016 as Alzamend Neuro, Inc. under the laws of the State of Delaware. We were formed to acquire and commercialize patented intellectual property and know-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s. Existing Alzheimer’s treatments only temporarily relieve symptoms but do not slow or halt the underlying worsening of the disease. We have developed a novel approach in an attempt to combat Alzheimer’s through immunotherapy.

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

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

•	Fair Value of Common Stock. See the subsection titled “Common Stock Valuations” below.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

•	Expected Volatility. Because we do not have an extensive trading history for our Common Stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.

•	Expected Dividend Yield. We have never paid dividends on our Common Stock and have no plans to pay dividends on our Common Stock. Therefore, we used an expected dividend yield of zero.

Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Common Stock Valuations. Prior to our IPO in June 2021, there was no public market for our Common Stock, and, as a result, the fair value of the shares of Common Stock underlying our share-based awards was estimated on each grant date by our Board. To determine the fair value of our Common Stock underlying option grants, our Board considered, among other things, input from management, and our Board’s assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:

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

Following the closing of our IPO, our Board determined the fair market value of our Common Stock based on the closing price of our Common Stock as reported on the date of grant.

Plan of Operations

Our plan of operations is currently focused on the development of both our therapeutic candidates which are at different stages of development. We submitted an Investigational New Drug (“IND”) application for AL001 to the FDA on June 30, 2021. On July 28, 2021, we announced receipt of FDA “Study May Proceed” letter for a Phase I study under our IND application for AL001, a lithium-based ionic cocrystal oral therapy for patients with dementia related to mild, moderate, and severe cognitive impairment associated with Alzheimer’s.

On August 17, 2021, we announced that we have contracted Altasciences to conduct a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s beginning in September 2021. The Phase I first-in-human study is for the purpose of determining potential clinically safe and appropriate dosing for AL001 in future studies. The Phase I study will investigate the pharmacokinetics (the movement of drug through the body) of lithium following a single dose of AL001 (the “study drug”) compared to a typical single dose of a marketed 300 mg immediate-release lithium carbonate capsule (the “comparator” – currently indicated to treat mood disorders) in healthy male and female subjects. The lithium and salicylate components of AL001 will be given within the amounts already approved for use in patients. The purpose of the research study is to test the safety, tolerability, and bioavailability (how much and when drug gets in the body) of the study drug, AL001, compared to the currently marketed formulation of the comparator, lithium carbonate. This is expected to ascertain what AL001 doses should be given, and how often, in subsequent Phase 2 safety and efficacy trials involving Alzheimer’s patients. At least 24 healthy male and female human subjects will complete the Phase I trial.

On September 13, 2021, we announced that the first group of healthy participants have been dosed in a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s. We recently announced that we anticipate receiving topline data from this study in mid to late December 2021. At this time, we will receive a summary of demographic data, the data for the primary endpoint and a summary of safety data. A full report of the Phase I first-in-human study will be completed in March 2022. The Phase 1 study is for the purpose of determining potential clinically safe and appropriate dosing for AL001 in a planned Phase 2 multiple ascending dose study. AL001 is a lithium-delivering ionic cocrystal under development as an oral treatment for patients with dementia related to mild, moderate, and severe cognitive impairment associated with Alzheimer’s.

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

On September 30, 2021, we announced that we have received a written response to our meeting request relating to our Type B Pre- IND application from the FDA providing a path for our planned clinical development of AL002. AL002 is a patented method using a mutant-peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s. Preclinical work supports AL002 being associated with a positive anti-inflammatory response and a decrease in brain amyloid contents. Based on AL002’s positive toxicology results, the biologic nature of this product and the urgent need to deliver treatments for Alzheimer’s to patients, we proposed, and the FDA agreed, to conduct a combined Phase 1/2 study.

 We recently announced that the FDA’s agreement to us conducting a combined Phase 1/2 study, together with our process to identify the right manufacturing partner to provide our study drug materials for the Phase 1/2 study, has extended the timeline for when we anticipate filing the IND, which is now expected to be done in the second quarter of 2022, and we plan to initiate the clinical trial of AL002 as soon as possible after the approval of the IND by the FDA.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2021 and 2020

The following table summarizes the results of our operations for the three months ended October 31, 2021 and 2020.

	For the Three Months Ended October 31,
	2021	2020	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,750,050	$474,913	$1,275,137	268%
General and administrative	1,833,884	823,033	1,010,851	123%
Total operating expenses	3,583,934	1,297,946	2,285,988	*
Loss from operations	(3,583,934)	(1,297,946)	(2,285,988)	*

OTHER EXPENSE, NET
Interest expense	(15,995)	(50,664)	34,669	-68%
Interest expense - related party	-	(5,487)	5,487	*
Total other expense, net	(15,995)	(56,151)	40,156	*

NET LOSS	$(3,599,929)	$(1,354,097)	$(2,245,832)	166%

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.02)	*

Basic and diluted weighted average common shares outstanding	93,458,556	72,262,858		*

*Not meaningful

Revenue

We were formed on February 26, 2016 to acquire and commercialize patented intellectual property and know-how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. We currently have only two product candidates, AL001 and AL002. These products are in the preclinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended October 31, 2021 and 2020, and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2021 and 2020 were $1.8 million and $823,000, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock compensation expense, professional fees, insurance, as well as salaries and benefits. For the three months ended October 31, 2021 and 2020, the remaining general and administrative expenses of $64,000 and ($1,000), respectively, primarily consisted of payments for advertising and promotion, transfer agent fees, license fees, travel, and other office expenses, none of which is significant individually.

	For the Three Months Ended October 31,
	2021	2020	$ Change	% Change
Stock compensation expense	$1,169,117	$547,124	$621,993	114%
Professional fees	232,375	165,850	66,525	40%
Insurance	214,299	-	214,299	100%
Salary and benefits	154,481	111,139	43,342	39%
Other general and administrative expenses	63,612	(1,080)	64,692	*
Total general and administrative expenses	$1,833,884	$823,033	$1,010,851	123%

*Not meaningful

Stock Compensation Expense

During the three months ended October 31, 2021 and 2020, we incurred general and administrative stock compensation expense of $1.2 million and $547,000, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Professional Fees

The second largest component of our general and administrative expenses is professional fees. During the three months ended October 31, 2021 and 2020, we reported professional fees of $232,000 and $166,000, respectively, which were principally comprised of the following items:

Three Months Ended October 31, 2021

•	In June 2017, we entered into a five-year consulting agreement with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to general corporate matters. In December 2017, we paid to Spartan Capital a consulting fee of $1.4 million for the services to be rendered over the 60-month term of this consulting agreement. During the three months ended October 31, 2021, we recorded an expense of $70,000 as a result of this consulting agreement.

•	During the three months ended October 31, 2021, we incurred $45,000 in audit fees, $39,000 in legal fees, $24,000 in Board fees, and $19,000 in related party consulting.

Three Months Ended October 31, 2020

•	During the three months ended October 31, 2020, we recorded an expense of $70,000 in connection with the five-year consulting agreement with Spartan Capital.

•

In June 2019, we entered into a two-year uplisting agreement (the “Uplisting Agreement”) with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to a potential public offering. Compensation under this agreement consisted of a cash payment in the amount of $475,000 and the issuance of 500,000 shares of Common Stock. We are amortizing the cost of these services over the two-year term of the uplisting agreement. During the three months ended October 31, 2020, we recorded an expense of $59,000 in connection with the uplisting agreement. The Uplisting Agreement was terminated on March 3, 2021.

•	During the three months ended October 31, 2020, we incurred $27,000 in audit fees and $11,000 in legal fees.

Salaries and Benefits

During the three months ended October 31, 2021 and 2020, we incurred $154,000 and $111,000, respectively, in employee-related expenses. As of October 31, 2021, we had three full-time and four part-time employees. We appointed Stephan Jackman, who is a full-time employee, as Chief Executive Officer as of November 30, 2018, and Lien Escalona as Chief Financial Officer in June 2021.

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

Research and Development Expenses

Research and development expenses for the three months ended October 31, 2021 and 2020, were $1.7 million and $475,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock compensation expense.

	For the Three Months Ended October 31,
	2021	2020	$ Change	% Change
Professional fees	$1,406,932	$453,100	$953,832	211%
Licenses and fees	192,471	-	192,471	100%
Stock compensation expense	111,267	21,813	89,454	410%
Other research and development expenses	39,380	-	39,380	*
Total research and development expenses	$1,750,050	$474,913	$1,275,137	268%

*Not meaningful

Professional Fees

During the three months ended October 31, 2021 and 2020, we reported professional fees of $1.4 million and $453,000, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms .

During the three months ended October 31, 2021, we accrued $190,000 in license fees as a result of our first dosage of patients during the quarter ended October 31, 2021 for the Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s.

Stock Compensation Expense

During the three months ended October 31, 2021 and 2020, we incurred $111,000 and $22,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, net

Interest Expense

Interest expense was $16,000 for the three months ended October 31, 2021, primarily related to the convertible promissory note issued in February 2021 including non-cash interest expense of $5,000 recorded from the amortization of debt discount.

Results of Operations for the Six Months Ended October 31, 2021 and 2020

The following table summarizes the results of our operations for the six months ended October 31, 2021 and 2020.

	For the Six Months Ended October 31,
	2021	2020	$ Change	% Change
OPERATING EXPENSES
Research and development	$2,666,458	$783,759	$1,882,699	240%
General and administrative	3,223,715	1,832,494	1,391,221	76%
Total operating expenses	5,890,173	2,616,253	3,273,920	*
Loss from operations	(5,890,173)	(2,616,253)	(3,273,920)	*

OTHER EXPENSE, NET
Interest expense	(29,623)	(50,815)	21,192	-42%
Interest expense - related party	-	(5,487)	5,487	*
Interest income - related party	-	1,706	(1,706)	-100%
Total other expense, net	(29,623)	(54,596)	24,973	*

NET LOSS	$(5,919,796)	$(2,670,849)	$(3,248,947)	122%

Basic and diluted net loss per common share	$(0.07)	$(0.04)	$(0.03)	82%

Basic and diluted weighted average common shares outstanding	88,148,524	72,262,858		*

*Not meaningful

Revenue

We were formed on February 26, 2016 to acquire and commercialize patented intellectual property and know-how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. We currently have only two product candidates, AL001 and AL002. These products are in the preclinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the six months ended October 31, 2021 and 2020 and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for the six months ended October 31, 2021 and 2020 were $3.2 million and $1.8 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock compensation expense, professional fees, insurance, as well as salaries and benefits. For the six months ended October 31, 2021 and 2020, the remaining general and administrative expenses of $295,000 and $147,000, respectively, primarily consisted of payments for advertising and promotion, transfer agent fees, license fees, travel, and other office expenses, none of which is significant individually.

	For the Six Months Ended October 31,
	2021	2020	$ Change	% Change
Stock compensation expense	$1,766,822	$1,116,744	$650,078	58%
Professional fees	532,497	343,643	188,854	55%
Insurance	285,732	-	285,732	100%
Salary and benefits	343,290	224,978	118,312	53%
Other general and administrative expenses	295,374	147,129	148,245	*
Total general and administrative expenses	$3,223,715	$1,832,494	$1,391,221	76%

*Not meaningful

Stock Compensation Expense

During the six months ended October 31, 2021 and 2020, we incurred general and administrative stock compensation expense of $1.8 million and $1.1 million, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Professional Fees

The second largest component of our general and administrative expenses is professional fees. During the six months ended October 31, 2021 and 2020, we reported professional fees of $532,000 and $344,000, respectively, which were principally comprised of the following items:

Six Months Ended October 31, 2021

•	During the six months ended October 31, 2021, we recorded an expense of $140,000 as a result of the five-year consulting agreement with Spartan Capital.

•	During the six months ended October 31, 2021, we incurred $129,000 in investor relations, $124,000 in audit fees, $68,000 in legal fees, $24,000 in Board fees and $19,000 in related party consulting.

Six Months Ended October 31, 2020

•	During the six months ended October 31, 2020, we recorded an expense of $140,000 in connection with the five-year consulting agreement with Spartan Capital.

•	During the six months ended October 31, 2020, we recorded an expense of $118,000 in connection with the Uplisting Agreement. The Uplisting Agreement was terminated on March 3, 2021.

•	During the six months ended October 31, 2020, we incurred $61,000 in audit fees and $25,000 in legal fees.

Salaries and Benefits

During the six months ended October 31, 2021 and 2020, we incurred $343,000 and $225,000, respectively, in employee-related expenses. As of October 31, 2021, we had three full-time and four part-time employees. We appointed Stephan Jackman, who is a full-time employee, as Chief Executive Officer as of November 30, 2018, and Lien Escalona as Chief Financial Officer in June 2021.

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

Research and Development Expenses

Research and development expenses for the six months ended October 31, 2021 and 2020, were $2.7 million and $784,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock compensation expense.

	For the Six Months Ended October 31,
	2021	2020	$ Change	% Change
Professional fees	$2,111,624	$710,133	$1,401,491	197%
Licenses and fees	257,801	30,000	227,801	759%
Stock compensation expense	253,184	43,626	209,558	480%
Other research and development expenses	43,849	-	43,849	*
Total research and development expenses	$2,666,458	$783,759	$1,882,699	240%

*Not meaningful

Professional Fees

During the six months ended October 31, 2021 and 2020, we reported professional fees of $2.1 million and $710,000, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

During the six months ended October 31, 2021, we accrued $65,000 in license fees as we have submitted our IND application on June 30, 2021. We also accrued $190,000 in license fees as a result of our first dosage of patients for the Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s.

Stock Compensation Expense

During the six months ended October 31, 2021 and 2020, we incurred $253,000 and $44,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, net

Interest Expense

Interest expense was $30,000 for the six months ended October 31, 2021, primarily related to the convertible promissory note issued in February 2021 including non-cash interest expense of $10,000 recorded from the amortization of debt discount.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on the basis that our company will continue as a going concern. As of October 31, 2021, we had cash of $13.6 million and an accumulated deficit of $22.8 million. We have incurred recurring losses and reported losses for the three and six months ended October 31, 2021 totaling $3.6 million and $5.9 million, respectively. In the past, we have financed our operations principally through issuances of promissory notes and equity securities.

In March of 2021, we entered into a securities purchase agreement with DPL, pursuant to which we agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of the $50,000 convertible promissory note, previously issued to Ault Global, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased, in July 2021, an additional 1,333,333 shares of Common Stock upon FDA approval of our IND for our Phase Ia clinical trials for AL001 for a purchase price of $2 million, and (ii) will purchase 2,666,667 shares of Common Stock once we have completed these Phase Ia clinical trials for AL001 for a purchase price of $4 million. We further agreed to issue DPL warrants to purchase a number of shares of Common Stock equal to 50% of the shares of common stock purchased under the securities purchase agreement at an exercise price of $3.00 per share. Finally, we agreed that for a period of eighteen months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

On June 17, 2021 we announced the closing of our IPO of 2,875,000 shares of Common Stock at a price to the public of $5.00 per share. The proceeds from the offering to us, net of underwriting discounts and estimated offering expenses, were approximately $12.9 million. Our Common Stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

We contracted Altasciences to conduct a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s that started on September 10, 2021. The Phase I first-in-human study is for the purpose of determining potential clinically safe and appropriate dosing for AL001 in future studies. AL001 is a lithium-delivering ionic cocrystal under development as an oral treatment for patients with dementia related to mild, moderate and severe cognitive impairment associated with Alzheimer’s.

We expect to continue to incur losses for the foreseeable future and need to raise additional capital until we are able to generate revenues from operations sufficient to fund our development and commercial operations. However, based on our current business plan, we believe that our cash and cash equivalents at October 31, 2021, are sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the six months ended October 31, 2021:

	For the Six Months Ended October 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(3,268,834)	$(648,023)
Investing activities	-	100,915
Financing activities	14,912,256	462,683
Net increase (decrease) in cash and cash equivalents	$11,643,422	$(84,425)

Operating Activities

During the six months ended October 31, 2021, net cash used in operating activities was $3.3 million. This consisted primarily of a net loss of $5.9 million, partially offset by non-cash charges of $2.0 million and an increase in our net operating assets and liabilities of $601,000. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets and liabilities were due to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets.

During the six months ended October 31, 2020, net cash used in operating activities was $648,000. This consisted primarily of a net loss of $2.7 million, partially offset by non-cash charges of $1.2 million and an increase in our net operating assets and liabilities of $812,000. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets and liabilities were due to an increase in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets.

Investing Activities

There were no investing activities for the six months ended October 31, 2021.

During the six months ended October 31, 2020, net cash provided by investing activities was $101,000. This consisted of proceeds from repayment of notes receivable from a related party, Avalanche International Corp.

Financing Activities

During the six months ended October 31, 2021, net cash provided by financing activities was $14.9 million. This consisted primarily of proceeds from our initial public offering of $12.9 million, net of costs. On July 28, 2021, we received from the FDA a “Study May Proceed” letter for a Phase Ia study under our IND application for AL001. Based on the achievement of this milestone, we sold an additional 1,333,333 shares of Common Stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of our Common Stock with an exercise price of $3.00 per share.

During the six months ended October 31, 2020, net cash provided by financing activities was $463,000. This consisted primarily of proceeds from our convertible note payable and convertible note payable-related party.

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

Our operations are located in Orange County, CA and Tampa, FL, and certain members of our senior management work in Atlanta, GA and New York, NY. We have been following the recommendations of local health authorities to minimize exposure risk for our employees, including the temporary closures of our offices where certain of our employees work and having employees work remotely to the extent possible, has not negatively impacted their efficiency. Currently, we and our third-party facilities are working closely to maintain pre-COVID-19 levels. Although we currently expect normal operations for the balance of the fiscal year, recent events, such as the identification of the Omnicron variant and the various responses that federal, state and local governments have taken as a result, may have an adverse impact on our operations that is not currently anticipated.

Contractual Obligations

On May 1, 2016, we entered into a Standard Exclusive License Agreement for AL002 with Sublicensing Terms with the University of South Florida Research Foundation, Inc.(“Licensor”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012.

In addition to royalty payments of 4% on net sales of products developed from the licensed technology, we are required to pay milestone payments on the due dates to Licensor for the license of the technology, as follows:

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

If we fail to meet a milestone by its specified date, Licensor may terminate the license agreement.

The licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by us while the licensor remains the owner of any equity securities of our company.

There are certain license fees and milestone payments required to be paid pursuant to the terms “AL001 license agreements” with Licensor and the University of South Florida. In addition, a royalty payment of 3% is required pursuant to License #18110 while License #1811 requires a royalty payment of 1.5% on net sales of products developed from the licensed technology. Additionally, we are required to pay milestone payments on the due dates to the licensor for the license of the technology, as follows:

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

Recent Accounting Standards

For information about recent accounting pronouncements that may impact our financial statements, please refer to Note 3 of the Notes to Unaudited Condensed Financial Statements under the heading “Recent Accounting Standards.”

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As of October 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of October 31, 2021, our internal control over financial reporting was not effective because of a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with generally accepted accounting principles. We have taken and are taking steps to remediate the material weakness, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

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

Changes in Internal Control

During the quarter ended October 31, 2021, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds from Initial Public Offering

On June 15, 2021, the Company issued and sold 2,875,000 shares of Common Stock in the IPO at a public offering price of $5.00 per share, resulting in net proceeds of $12.9 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC. As of October 31, 2021, we have used $3.4 million of the net proceeds from the IPO.

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

ALZAMEND NEURO, INC.

Date: December 13, 2021	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: December 13, 2021	By:	/s/ Lien T. Escalona Lien T. Escalona Chief Financial Officer (principal financial and accounting officer)

