Form 10-Q
period 2022-01-31
Alzamend Neuro, Inc.
filed 2022-03-15
CIK 1677077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40483

ALZAMEND NEURO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1822909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3500 Lenox Rd NE, Suite 1500, Atlanta, GA	30326	(844) 722-6303
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

3802 Spectrum Boulevard, Suite 112C, Tampa, FL 33612

(Former address, if changed since last report)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALZN	NASDAQ Capital Market

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

As of March 15, 2022 there were 90,102,623 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	January 31, 2022	April 30, 2021
ASSETS
CURRENT ASSETS
Cash	$11,790,289	$1,929,270
Prepaid expenses and other current assets	638,827	983,320
TOTAL CURRENT ASSETS	12,429,116	2,912,590
TOTAL ASSETS	$12,429,116	$2,912,590

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$464,895	$503,593
Related party payable	2,082	60,749
Convertible notes, net	-	335,303
TOTAL CURRENT LIABILITIES	466,977	899,645

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized; Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil and 750,000 shares issued and outstanding as of January 31, 2022 and April 30, 2021, respectively	-	75
Common stock, $0.0001 par value: 300,000,000 shares authorized; 90,102,623 and 67,429,525 shares issued and outstanding as of January 31, 2022 and April 30, 2021 respectively	9,010	6,743
Additional paid-in capital	52,161,522	33,721,859
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(25,325,098)	(16,832,437)
TOTAL STOCKHOLDERS’ EQUITY	11,962,139	2,012,945
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,429,116	$2,912,590

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021
OPERATING EXPENSES
Research and development	$873,653	$234,262	$3,540,111	$1,018,021
General and administrative	1,682,913	881,397	4,906,628	2,713,891
Total operating expenses	2,556,566	1,115,659	8,446,739	3,731,912
Loss from operations	(2,556,566)	(1,115,659)	(8,446,739)	(3,731,912)

OTHER INCOME (EXPENSE), NET
Interest expense	(16,299)	(57,366)	(45,922)	(108,181)
Interest expense - related party	-	(8,277)	-	(13,765)
Interest income - related party	-	-	-	1,706
Gain on extinguishment of debt		62,418		62,418

Total other income (expense), net	(16,299)	(3,225)	(45,922)	(57,822)

NET LOSS	$(2,572,865)	$(1,118,884)	$(8,492,661)	$(3,789,734)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.09)	$(0.05)

Basic and diluted weighted average common shares outstanding	94,165,225	72,262,858	89,484,601	72,262,858

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended January 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, October 31, 2021	-	$-	88,850,358	$8,885	$50,652,054	$(14,883,295)	$(22,752,233)	$13,025,411

Stock-based compensation to employees and consultants	-	-	-	-	1,130,795	-	-	1,130,795

Proceeds from stock option exercise	-	-	1,000,000	100	300	-	-	400

Issuance of shares of common stock for conversion of note	-	-	252,265	25	378,373	-	-	378,398

Net loss	-	-	-	-	-	-	(2,572,865)	(2,572,865)

BALANCES, January 31, 2022	-	$-	90,102,623	$9,010	$52,161,522	$(14,883,295)	$(25,325,098)	$11,962,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended January 31, 2021

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, October 31, 2020	750,000	$75	64,762,858	$6,476	$28,666,695	$(14,883,295)	$(14,456,719)	$(666,768)

Stock-based compensation to employees and consultants	-	-	-	-	489,705	-	-	489,705

Net loss	-	-	-	-	-	-	(1,118,884)	(1,118,884)

BALANCES, January 31, 2021	750,000	$75	64,762,858	$6,476	$29,156,400	$(14,883,295)	$(15,575,603)	$(1,295,947)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALZAMEND NEURO, INC.

Condensed Statements of Stockholders’ Equity

For the Nine Months Ended January 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2021	750,000	$75	67,429,525	$6,743	$33,721,859	$(14,883,295)	$(16,832,437)	$2,012,945

Issuance of common stock for restricted stock awards	-	-	212,500	21	(21)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	3,150,801	-	-	3,150,801

Proceeds from sale of common stock and warrants-related party, net	-	-	1,333,333	133	1,999,867	-	-	2,000,000

Proceeds from stock option exercise	-	-	3,000,000	300	900	-	-	1,200

Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs of $1.5 million	-	-	2,875,000	288	12,911,168	-	-	12,911,456

Issuance of shares of common stock for conversion of note	-		252,265	25	378,373	-	-	378,398

Conversion of Series A convertible stock	(750,000)	(75)	15,000,000	1,500	(1,425)	-	-	-

Net loss	-	-	-	-	-	-	(8,492,661)	(8,492,661)

BALANCES, January 31, 2022	-	$-	90,102,623	$9,010	$52,161,522	$(14,883,295)	$(25,325,098)	$11,962,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALZAMEND NEURO, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended January 31, 2021

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2020	750,000	$75	64,762,858	$6,476	$27,584,227	$(14,983,200)	$(11,785,869)	$821,709

Stock-based compensation to employees and consultants	-	-	-	-	1,479,231	-	-	1,479,231

Proceeds from note receivable – related party for common stock	-	-	-	-	-	99,905	-	99,905

Fair value of warrants issued in connection with convertible notes	-	-	-	-	78,642	-	-	78,642

Fair value of warrants issued in connection with convertible notes- related party	-	-	-	-	14,300	-	-	14,300

Net loss	-	-	-	-	-	-	(3,789,734)	(3,789,734)

BALANCES, January 31, 2021	750,000	$75	64,762,858	$6,476	$29,156,400	$(14,883,295)	$(15,575,603)	$(1,295,947)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended January 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,492,661)	$(3,789,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest expense - debt discount	12,770	97,446
Interest expense - debt discount, related party	-	12,088
Gain on extinguishment of debt	-	(62,418)
Stock-based compensation to employees and consultants	3,150,801	1,735,497
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	344,493	605,279
Accounts payable and accrued expenses	(67,040)	(52,312)
Net cash used in operating activities	(5,051,637)	(1,454,154)
Cash flows from investing activities:
Proceeds from repayments of notes receivable - related party	-	100,915
Net cash provided by investing activities	-	100,915
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - related party, net	2,000,000	-
Proceeds from stock option exercise	1,200	-
Advances from related party payable	-	1,676
Proceeds from short-term advances, related party	-	800,000
Proceeds from note payable	-	62,110
Proceeds from note receivable for common stock – related party	-	99,905
Proceeds from convertible note payable	-	290,000
Proceeds from convertible note payable, related party	-	50,000
Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs	12,911,456	-
Net cash provided by financing activities	14,912,656	1,303,691
Net increase (decrease) in cash	9,861,019	(49,548)
Cash at beginning of period	1,929,270	90,285
Cash at end of period	$11,790,289	$40,737

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Fair value of warrants issued in connection with initial public offering	$461,877	$-
Fair value of warrants issued in connection with convertible notes payable, related party	$4,799,742	$14,300
Fair value of warrants issued in connection with convertible notes payable	$-	$78,642
Issuance of common stock on conversion of note	$378,373	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Initial Public Offering

On June 14, 2021, the Company’s registration statement on Form S-1 (File No. 333-255955) for its initial public offering of Common Stock (“IPO”) was declared effective by the Securities and Exchange Commission (“SEC”). On June 15, 2021, the Company issued and sold 2,875,000 shares of Common Stock in the IPO at a public offering price of $5.00 per share, resulting in net proceeds of $12.9 million after deducting underwriting discounts and commissions and offering expenses of $1.5 million paid by the Company. Digital Power Lending, LLC (“DPL”), a California limited liability company and a related party, purchased 2,000,000 of the Company’s IPO shares on June 15, 2021. The Company’s Common Stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

In connection with the closing of the IPO, all of the Company’s outstanding shares of Series A convertible preferred stock (the “Series A Preferred Shares”) were converted into 15,000,000 shares of Common Stock.

2.	LIQUIDITY AND GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of January 31, 2022, the Company had cash of $11.8 million and an accumulated deficit of $25.3 million. The Company incurred losses for the three and nine months ended January 31, 2022 totaling $2.6 million and $8.5 million, respectively.

 The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. However, based on the Company’s current business plan, management believes that the Company’s cash and cash equivalents at January 31, 2022, are sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Report on Form 10-K for the year ended April 30, 2021, filed with the SEC on July 29, 2021. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Annual Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2021 has been derived from the audited balance sheet at April 30, 2021 contained in such Form 10-K.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include stock-based compensation, warrant valuation, and valuation of deferred income taxes. Actual results could differ from those estimates

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of January 31, 2022 and April 30, 2021, the Company had no cash equivalents.

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

The fair values of warrants issued in connection with equity or debt issuance are determined using the Black-Scholes valuation model, a “Level 3” fair value measurement, based on the estimated fair value of the underlying Common Stock, volatility based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities, the expected life based on the remaining contractual term of the conversion option and warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ contractual life.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of scientific consulting fees and lab supplies, as well as fees paid to clinical research organizations that conduct certain research and development activities on behalf of the Company.

The Company has acquired and may continue to acquire the rights to develop and commercialize new product candidates from third parties. The upfront payments to acquire licenses, products or rights, as well as any future milestone payments, are immediately recognized as research and development expense provided that there is no alternative future use of the rights in other research and development projects.

Stock-Based Compensation

The Company recognizes stock-based compensation expense for stock options on a straight-line basis over the requisite service period and account for forfeitures as they occur. The Company’s stock-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. To the extent any stock option grants are made subject to the achievement of a performance-based milestone, management evaluates when the achievement of any such performance-based milestone is probable based on the satisfaction of the performance conditions as of the reporting date.

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

In circumstances in which debt is issued with equity-classified warrants, the proceeds from the issuance of convertible debt are allocated to the warrants and convertible debt based on their relative estimated fair values. The allocated fair value of equity warrants is recorded as a discount to the convertible debt with a corresponding increase to additional paid-in capital. The debt discount is amortized as interest expense using the effective interest method.

Embedded Derivatives. The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815.

Beneficial Conversion Feature. If the amount allocated to the convertible debt results in an effective per share conversion price less than the fair value of the underlying Common Stock on the commitment date, the intrinsic value of this beneficial conversion feature is recorded as a discount to the convertible debt with a corresponding increase to additional paid-in capital. The beneficial conversion feature discount is equal to the difference between the effective conversion price and the fair value of the underlying Common Stock at the commitment date, unless limited by the remaining proceeds allocated to the debt.

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

The following sets forth the number of shares of Common Stock underlying outstanding convertible preferred stock, options, warrants, and convertible notes that have been excluded from the computation of loss per common share:

	For the Nine Months Ended January 31,
	2022	2021
Series A convertible preferred stock	-	15,000,000
Stock options (1)	13,500,000	16,300,000
Warrants	8,830,785	6,769,635
Convertible notes	-	245,999
	22,330,785	38,315,634

(1)	The Company has excluded 4,500,000 stock options, with an exercise price of $0.0004, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14.

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

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a Securities Purchase Agreement (“SPA”) for the purchase of 10,000,000 shares of the Company’s Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. At January 31, 2022 and April 30, 2021, the outstanding balance of the note receivable was $14,883,295.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	January 31, 2022	April 30, 2021
Prepaid consulting fees	$256,667	$966,260
Prepaid insurance	370,179	-
Other prepaid expenses	11,981	850
Other receivables	-	16,210
Total prepaid expenses and other current assets	$638,827	$983,320

On June 14, 2021, the Company purchased directors and officers insurance for 12 months at an annual premium amount of $855,000. Prepaid insurance at January 31, 2022 represents the unamortized portion of annual premium paid for this policy. At January 31, 2022, prepaid consulting fees represented the balance of fees paid for consulting services to Spartan Capital Securities, LLC (“Spartan Capital”) that are expected to be recognized over the remaining term of the agreement that runs through December 31, 2022.

6.	STOCK-BASED COMPENSATION

2016 Stock Incentive Plan

On April 30, 2016, the Company’s stockholders approved the Company’s 2016 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of a maximum of 12,500,000 shares of Common Stock to be offered to the Company’s directors, officers, employees, and consultants. On March 1, 2019, the Company’s stockholders approved an additional 7,500,000 shares to be available for issuance under the Plan. Options granted under the Plan have an exercise price equal to or greater than the fair value of the underlying Common Stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

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

A summary of stock option activity for the nine months ended January 31, 2022, is presented below:

		Outstanding Options
				Weighted
			Weighted	Average
	Shares		Average	Remaining	Aggregate
	Available for	Number of	Exercise	Contractual	Intrinsic
	Grant	Options	Price	Life (years)	Value
Balance at April 30, 2021	10,450,000	19,550,000	$0.7195	5.92	$35,159,500
Options granted	(1,750,000)	1,750,000	$2.9171
Options exercised	-	(3,000,000)	$0.0004
Options cancelled/forfeited	300,000	(300,000)	$1.5000
Balance at January 31, 2022	9,000,000	18,000,000	$0.9826	6.00	$13,118,800
Options vested and expected to vest at January 31, 2022		16,000,000	$1.0418	6.41	$1 0,529,200
Options exercisable at January 31, 2022		13,460,519	$0.7891	5.87	$9,806,358

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Stock Options Granted to Employees and Consultants

The estimated fair value of stock options granted to employees and consultants during the nine months ended January 31, 2022 and 2021, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Nine Months Ended January 31,
	2022	2021
Expected term (in years)	3.50 – 6.25	6.25
Volatility	85.53% - 87.10%	100.10%
Risk-free interest rate	1.01% – 1.07%	0.51%
Dividend yield	0.0%	0.0%

Expected Term: The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company only has a limited trading history for its Common Stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

Stock-based compensation to employees and consultants from stock option grants for the nine months ended January 31, 2022 and 2021 were $3.2 million and $1.7 million, respectively.

Performance Contingent Stock Options Granted to Employee

In November 2018, the Board granted 2,000,000 performance-based options under the Plan to the Chief Executive Officer. These options have an exercise price of $1.00 per share.

These options have two separate performance triggers for vesting based upon the therapies achieving certain Food and Drug Administration (“FDA”) approval milestones within a specified timeframe. By definition, the performance condition in these options can only be achieved after the performance condition of FDA approval has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the milestones are not achieved by the specified timelines, such vesting award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance-contingent awards is $1.2 million of general and administrative expense if all of the performance conditions are achieved as stated in the option agreement. Due to the significant risks and uncertainties associated with FDA approvals, as of January 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 26, 2019, the Board granted 4,250,000 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $1.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s IPO for its Common Stock, or (ii) stepped target prices for a change in control transaction. The target prices range from $15 per share to $40 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of January 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

Performance Contingent Stock Options Granted to Consultants - TAMM Net

On March 23, 2021, the Company issued performance-based stock options to the certain team members at TAMM Net, Inc. to purchase an aggregate of 450,000 shares of Common Stock at a per share exercise price of $1.50 per share, of which 50% vest upon the completion of Phase I clinical trial for AL001 by March 31, 2022 and the remaining 50% vest upon completion of Phase I clinical trial for AL002 by December 31, 2022. The Company retained TAMM Net, Inc., a consulting firm based in Georgia for project management experienced with good manufacturing practices to lead, develop and manage the Company’s preclinical and clinical efforts, extending from the current status of each product candidate through the exit or commercialization of the technologies that the Company has licensed.

As of January 31, 2022, the Company believes the performance goal of completing Phase I clinical trial of AL001 will be achieved. The Company is recognizing stock compensation related to the completion of Phase I clinical trial of AL001 by March 31, 2022 over the implied service period expected to complete this milestone. Due to the significant risks and uncertainties associated with achieving the completion of Phase I for AL002, as of January 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to AL002.

Performance Contingent Stock Options Granted to Consultants -Other Consultants

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

As of January 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 and AL002.

 Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for the three and nine months ended January 31, 2022 and 2021, was comprised as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2022	2021	2022	2021
Research and development	$106,102	$21,813	$359,286	$65,439
General and administrative	1,024,693	553,314	2,791,515	1,670,058
Total	$1,130,795	$575,127	$3,150,801	$1,735,497

As of January 31, 2022, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $5.2 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.9 years.

7.	WARRANTS

During the nine months ended January 31, 2022, the Company issued warrants to purchase an aggregate of 727,917 shares of Common Stock at exercise prices ranging from $3.00 to $6.25 per share.

(i)	On June 17 2021, the Company issued a warrant to purchase an aggregate of 61,250 shares of Common Stock at an exercise price equal to $6.25 per share of Common Stock in connection with the IPO. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Common Stock, requires settlement in shares and would be classified as equity under ASC 815.

(ii)	On July 28, 2021, the Company received from the U.S. Food and Drug Administration a “Study May Proceed” letter for a Phase I study under the Company’s Investigational New Drug application for AL001. Based on the achievement of this milestone, the Company sold an additional 1,333,333 shares of Common Stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of Common Stock with an exercise price of $3.00 per share (see Note 8). Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Common Stock, requires settlement in shares and would be classified as equity under ASC 815.

The following table summarizes information about Common Stock warrants outstanding at January 31, 2022:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	2.3	$1.00	500,000	$1.00
$1.75	175,672	3.0	$1.75	175,672	$1.75
$3.00	8,093,863	3.1	$3.00	8,093,863	$3.00
$6.25	61,250	4.6	$6.25	61,250	$6.25
$1.00 - $6.25	8,830,785	3.1	$2.88	8,830,785	$2.88

The estimated fair value of warrants granted during the nine months ended January 31, 2022 and 2021, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Nine Months Ended January 31,
	2022	2021
Expected term (in years)	5.00	5.00
Volatility	86.31%	103.70%
Risk-free interest rate	0.87% - 0.90%	0.27% - 0.28%
Dividend yield	0.0%	0.0%

Expected Term: The expected term represents the period that the warrants granted are expected to be outstanding.

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company only has a limited trading history for its Common Stock. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

In March 2021, the Company entered into the SPA with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile Holdings, Inc (“BitNile“), for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased an additional 1,333,333 shares of Common Stock upon approval of the IND for Phase I clinical trials for AL001 for a purchase price of $2 million, and (ii) will purchase 2,666,667 shares of Common Stock upon the completion of the Phase I clinical trials for AL001 for a purchase price of $4 million. The Company further agreed to issue to DPL warrants to purchase a number of shares of Common Stock equal to 50% of the shares of Common Stock purchased under the securities purchase agreement at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of January 31, 2022.

In May 2021, the Board and Mr. Milton C. Ault, the Company’s Founder and Chairman Emeritus, agreed to certain arrangements with regard to Board composition and other matters. Contemporaneously with the effectiveness of the IPO, and in consideration for (i) the conversion of 750,000 shares of the Company’s Series A Preferred Shares beneficially owned by Mr. Ault through Ault Life Sciences, Inc. into 15,000,000 shares of Common Stock, (ii) the extension of the maturity date of the note in the original principal amount of $15,000,000 issued to the Company by Ault Life Sciences Fund, LLC, an entity controlled by Mr. Ault, to December 31, 2023, and (iii) the resignation by Mr. Ault as a director and executive officer of the Company, the Board agreed that William B. Horne will become Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of Common Stock (for which Mr. Horne will be paid $50,000 per year), and Henry Nisser will remain a member of the Company’s Board for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of Common Stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to the Board for a period of five years after the closing date of the IPO. Following the closing of the IPO, the Company entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to the Company in consideration for annual fees of $50,000.

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

In addition to royalty payments of 4% on net sales of products developed from the licensed technology, the Company is required to pay milestone payments on the due dates to the licensor for the license of the technology, as follows:

Original AL001 License:

Payment	Due Date	Event
$65,000	Paid in November 2021	IND application filing

$190,000	Paid in November 2021	Upon first dosing of patient in a clinical trial

$500,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,250,000	12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000	8 years from the effective date of the agreement	Upon FDA approval

 AL002 License:

Payment	Due Date	Event
$50,000	Upon IND application filing	Upon IND application filing

$50,000	12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000	12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000	24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000	12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000	7 years from the effective date of the agreement	Upon FDA BLA approval

If the Company fails to meet a milestone by its specified date, the Licensor may terminate the license agreement.

Licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by the Company while Licensor remains the owner of any equity securities of the Company.

There are certain license fees and milestone payments required to be paid pursuant to the terms of the Standard Exclusive license agreements with Sublicensing Terms, both effective July 2, 2018 (the “AL001 license agreements”) with Licensor and the University of South Florida. In addition, a royalty payment of 3% is required pursuant to License #18110 while License #1811 requires a royalty payment of 1.5% on net sales of products developed from the licensed technology. Additionally, the Company is required to pay milestone payments on the due dates to Licensor for the license of the technology, as follows:

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

In February 2021, the Company entered into the SPA with an institutional investor to sell a convertible promissory note in the aggregate principal amount of $348,000 for a purchase price of $335,000. The purchase price of the February 2021 convertible promissory note satisfies the principal and accrued interest of the August 2020 and December 2020 convertible promissory notes with the same institutional investor. Since the terms of the February 2021 convertible promissory note were not substantially different from the August 2020 and December 2020 convertible promissory notes, no gain or loss was recognized as a result of this debt issuance. The convertible promissory note bears interest at 10% per annum, which principal and all accrued and unpaid interest were due on December 31, 2021. At January 31, 2022, the principal and interest earned on the convertible promissory note have been converted into shares of Common Stock at $1.50 per share, for a total of 252,265 shares.

The fair value of equity warrants was recorded as a discount to the convertible promissory note with a corresponding increase to additional paid-in capital. The Company computed the estimated fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $13,000 based on the estimated fair value of the warrants. The risk-free rate of 0.27% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 103.7% was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. In aggregate, the Company recorded debt discount in the amount of $137,000 based on the fair values of the warrants and original issue discount of $46,000. As of January 31, 2022, the debt discount has been fully amortized.

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

Series A Preferred Shares

In connection with the closing of the IPO, all of the outstanding Series A Preferred Shares were converted into 15,000,000 shares of Common Stock. As of January 31, 2022, there were no Series A Preferred Shares or other shares of Preferred Stock issued or outstanding.

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

In March 2021, the Company entered into the SPA with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased an additional 1,333,333 shares of Common Stock upon approval by the FDA of the Company’s IND for its Phase Ia clinical trials for AL001 for a purchase price of $2 million, and (ii) will purchase 2,666,667 shares of Common Stock upon the completion of these Phase Ia clinical trials for AL001 for a purchase price of $4 million. The Company further agreed to issue to DPL warrants to purchase a number of shares of Common Stock equal to 50% of the shares of Common Stock purchased under the securities purchase agreement at an exercise price of $3.00 per share.

Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

12.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the condensed financial statements presented herein.

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

Critical Accounting Policies and Estimates

Research and Development Expenses. Research and development costs are expensed as incurred. Research and development costs consist of scientific consulting fees and lab supplies, as well as fees paid to clinical research organizations that conduct certain research and development activities on behalf of our company.

We have acquired and may continue to acquire the rights to develop and commercialize new product candidates from third parties. The upfront payments to acquire licenses, products or rights, as well as any future milestone payments, are immediately recognized as research and development expense provided that there is no alternative future use of the rights in other research and development projects.

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

Common Stock Valuations. Prior to our IPO in June 2021, there was no public market for our Common Stock, and, as a result, the fair value of the shares of Common Stock underlying our stock-based awards was estimated on each grant date by our Board. To determine the fair value of our Common Stock underlying option grants, our Board considered, among other things, input from management, and our Board’s assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:

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

On July 30, 2021, we announced that we submitted a pre-IND meeting request for AL002 and supporting briefing documents to the Center for Biological Evaluation and Research of the FDA. On September 30, 2021, we announced that we have received a written response to our meeting request relating to our Type B Pre- IND application from the FDA providing a path for our planned clinical development of AL002. AL002 is a patented method using a mutant-peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s. Preclinical work supports AL002 being associated with a positive anti-inflammatory response and a decrease in brain amyloid contents. Based on AL002’s positive toxicology results, the biologic nature of this product and the urgent need to deliver treatments for Alzheimer’s to patients, we proposed, and the FDA agreed, to conduct a combined Phase 1/2 study.

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

On December 17, 2021, we announced that we received positive topline data from our Phase I clinical trial for AL001. At this time, we will receive a summary of demographic data, the data for the primary endpoint and a summary of safety data. The purpose of the Phase I first-in-human study was to determine the pharmacokinetics, safety and tolerability of AL001 so as to target doses for a planned Phase II multiple ascending dose study in Alzheimer’s patients. AL001 is a lithium-delivery system; it is a lithium-salicylate-L-proline engineered ionic co-crystal under development as an oral treatment for patients with dementia related to mild, moderate and severe cognitive impairment associated with Alzheimer’s disease.

During Phase I first-in-human trial, participants received a single dose of AL001 containing lithium in an amount equivalent to 150mg lithium carbonate; this is the dose proposed by the inventors as likely appropriate for Alzheimer’s treatment when given three times daily. Currently, marketed immediate-release lithium carbonate 300mg are given three times daily; for example, lithium carbonate 300mg three times daily is a dose commonly used for bipolar affective disorders. It can be difficult to set the appropriate dose of lithium carbonate and other lithium products due to the small margin between effective and toxic blood levels and to avoid side effects or inadequate treatment outcomes. We see the possibility of providing the benefits from lithium at up to 50% of the currently approved lithium carbonate dosage, with the potential for better outcomes and with elimination of the need for lithium therapeutic drug monitoring. Moreover, the data confirms AL001’s potential as a replacement of the current lithium-based treatments and may provide a treatment for over 40 million Americans suffering from Alzheimer’s and other neurodegenerative diseases and psychiatric disorders.

Such findings may allow us to reduce or eliminate the need for Phase II or Phase III studies of efficacy and/or safety of AL001 in such indications as bipolar/affective disorders in which lithium efficacy has been established. Bioequivalence may have utility for AL001 when seeking approval for the indications of currently marketed lithium products, and for new indications as a benchmark for safety. Given the systemic pharmacokinetic similarity to marketed immediate-release lithium carbonate products, AL001 may be dosed three times daily in the planned Phase II study, a multiple ascending dose safety study in Alzheimer’s patients. In addition, we will pursue investigational new drug applications with the FDA for bipolar disorder, depression, and post-traumatic stress disorder indication.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended January 31, 2022 and 2021.

	For the Three Months Ended January 31,
	2022	2021	$ Change	% Change
OPERATING EXPENSES
Research and development	$873,653	$234,262	$639,391	273%
General and administrative	1,682,913	881,397	801,516	91%
Total operating expenses	2,556,566	1,115,659	1,440,907	*
Loss from operations	(2,556,566)	(1,115,659)	(1,440,907)	129%

OTHER EXPENSE, NET
Interest expense	(16,299)	(57,366)	41,067	*
Interest expense - related party	-	(8,277)	8,277	*
Gain on extinguishment of debt	-	62,418	(62,418)	*
Total other expense, net	(16,299)	(3,225)	(13,074)	*

NET LOSS	$(2,572,865)	$(1,118,884)	$(1,453,981)	130%

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.01)	*

Basic and diluted weighted average common shares outstanding	94,165,225	72,262,858		*
* Not meaningful

Revenue

We were formed on February 26, 2016 to acquire and commercialize patented intellectual property and know-how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. We currently have only two product candidates, AL001 and AL002. These products are in the preclinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended January 31, 2022 and 2021, and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2022 and 2021 were $1.7 million and $881,000, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock compensation expense; professional fees; insurance; as well as salaries and benefits. For the three months ended January 31, 2022 and 2021, the remaining general and administrative expenses of $94,000 and $12,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, license fees, travel, and other office expenses, none of which is significant individually.

	For the Three Months Ended January 31,
	2022	2021	$ Change	% Change
Stock compensation expense	$1,024,693	$553,314	$471,379	85%
Professional fees	145,780	202,970	(57,190)	-28%
Insurance	214,299	-	214,299	*
Salary and benefits	203,954	112,712	91,242	81%
Other general and administrative expenses	94,187	12,401	81,786	660%
Total general and administrative expenses	$1,682,913	$881,397	$801,516	91%

*Not meaningful

Stock Compensation Expense

During the three months ended January 31, 2022 and 2021, we incurred general and administrative stock compensation expense of $1.0 million and $553,000, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Insurance Expense

The second largest component of general and administrative expenses is insurance expense. During the three months ended January 31, 2022, we incurred insurance expense of $214,000, which was primarily directors and officers insurance that was required as part of the IPO process.

Professional Fees

During the three months ended January 31, 2022 and 2021, we reported professional fees of $146,000 and $203,000, respectively, which were principally comprised of the following items:

Three Months Ended January 31, 2022

•	In June 2017, we entered into a five-year consulting agreement with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to general corporate matters. In December 2017, we paid to Spartan Capital a consulting fee of $1.4 million for the services to be rendered over the 60-month term of this consulting agreement. During the three months ended January 31, 2022, we recorded an expense of $70,000 as a result of this consulting agreement.

•	During the three months ended January 31, 2022, we incurred $32,000 in management fees, $20,000 in audit fees, and $24,000 in related party consulting.

Three Months Ended January 31, 2021

•	During the three months ended January 31, 2021, we recorded an expense of $70,000 in connection with the five-year consulting agreement with Spartan Capital.

•	In June 2019, we entered into a two-year uplisting agreement (the “Uplisting Agreement”) with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to a potential public offering. Compensation under this agreement consisted of a cash payment in the amount of $475,000 and the issuance of 500,000 shares of Common Stock. We are amortizing the cost of these services over the two-year term of the Uplisting Agreement. During the three months ended January 31, 2021, we recorded an expense of $59,000 in connection with the Uplisting Agreement. The Uplisting Agreement was terminated on March 3, 2021.

•	During the three months ended January 31, 2021, we also incurred $33,000 in audit fees.

Salaries and Benefits

During the three months ended January 31, 2022 and 2021, we incurred $204,000 and $113,000, respectively, in employee-related expenses. As of January 31, 2022, we had three full-time and four part-time employees. We appointed Stephan Jackman, who is a full-time employee, as Chief Executive Officer as of November 30, 2018, and Lien Escalona as Chief Financial Officer in June 2021.

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

Research and Development Expenses

Research and development expenses for the three months ended January 31, 2022 and 2021, were $874,000 and $234,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock compensation expense.

	For the Three Months Ended January 31,
	2022	2021	$ Change	% Change
Professional fees	$763,046	$192,449	$570,597	296%
Licenses and fees	(45,000)	20,000	(65,000)	*
Stock compensation expense	106,102	21,813	84,289	386%
Other research and development expenses	49,505	-	49,505	*
Total research and development expenses	$873,653	$234,262	$639,391	273%

*Not meaningful

Professional Fees

During the three months ended January 31, 2022 and 2021, we reported professional fees of $763,000 and $192,000, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms .

During the three months ended January 31, 2022, we had an over accrual of $50,000 in PIND license fees, offset by $5,000 in royalty fee as a result of our first dosage of patients during the quarter ended January 31, 2022 for the Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s.

Stock Compensation Expense

During the three months ended January 31, 2022 and 2021, we incurred $106,000 and $22,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, net

Interest Expense

Interest expense was $16,000 for the three months ended January 31, 2022, primarily related to the convertible promissory note issued in February 2021 including non-cash interest expense of $3,000 recorded from the amortization of debt discount.

Results of Operations for the Nine Months Ended January 31, 2022 and 2021

The following table summarizes the results of our operations for the nine months ended January 31, 2022 and 2021.

	For the Nine Months Ended January 31,
	2022	2021	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,540,111	$1,018,021	$2,522,090	248%
General and administrative	4,906,628	2,713,891	2,192,737	81%
Total operating expenses	8,446,739	3,731,912	4,714,827	*
Loss from operations	(8,446,739)	(3,731,912)	(4,714,827)	126%

OTHER EXPENSE, NET
Interest expense	(45,922)	(108,181)	62,259	*
Interest expense - related party	-	(13,765)	13,765	*
Interest income - related party	-	1,706	(1,706)	*
Gain on extinguishment of debt	-	62,418	-
Total other expense, net	(45,922)	(57,822)	11,900	*

NET LOSS	$(8,492,661)	$(3,789,734)	$(4,702,927)	124%

Basic and diluted net loss per common share	$(0.09)	$(0.05)	$(0.0	*

Basic and diluted weighted average common shares outstanding	89,484,601	72,262,858		*

 * Not meaningful

Revenue

We were formed on February 26, 2016 to acquire and commercialize patented intellectual property and know-how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. We currently have only two product candidates, AL001 and AL002. These products are in the clinical and preclinical stage of development, respectively, and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the nine months ended January 31, 2022 and 2021 and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for the nine months ended January 31, 2022 and 2021 were $4.9 million and $2.7 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock compensation expense, professional fees, insurance, as well as salaries and benefits. For the nine months ended January 31, 2022 and 2021, the remaining general and administrative expenses of $389,000 and $159,000, respectively, primarily consisted of payments for advertising and promotion, transfer agent fees, license fees, travel, and other office expenses, none of which is significant individually.

	For the Nine Months Ended January 31,
	2022	2021	$ Change	% Change
Stock compensation expense	$2,791,515	$1,670,058	$1,121,457	67%
Professional fees	678,277	546,613	131,664	24%
Insurance	500,031	-	500,031	100%
Salary and benefits	547,244	337,690	209,554	62%
Other general and administrative expenses	389,561	159,530	230,031	144%
Total general and administrative expenses	$4,906,628	$2,713,891	$2,192,737	81%

 * Not meaningful

Stock Compensation Expense

During the nine months ended January 31, 2022 and 2021, we incurred general and administrative stock compensation expense of $2.8 million and $1.7 million, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Professional Fees

The second largest component of our general and administrative expenses is professional fees. During the nine months ended January 31, 2022 and 2021, we reported professional fees of $678,000 and $547,000, respectively, which were principally comprised of the following items:

Nine Months Ended January 31, 2022

•	During the nine months ended January 31, 2022, we recorded an expense of $178,000 as a result of the five-year consulting agreement with Spartan Capital.

•	During the nine months ended January 31, 2022, we incurred $134,000 in investor relations, $144,000 in audit fees, $78,000 in legal fees, $31,000 in Board fees and $72,000 in related party consulting.

Nine Months Ended January 31, 2021

•	During the nine months ended January 31, 2021, we recorded an expense of $210,000 in connection with the five-year consulting agreement with Spartan Capital.

•	During the nine months ended January 31, 2021, we recorded an expense of $178,000 in connection with the Uplisting Agreement. The Uplisting Agreement was terminated on March 3, 2021.

•	During the nine months ended January 31, 2021, we incurred $95,000 in audit fees and $65,000 in legal fees.

Salaries and Benefits

During the nine months ended January 31, 2022 and 2021, we incurred $547,000 and $338,000, respectively, in employee-related expenses. As of January 31, 2022, we had three full-time and four part-time employees. We appointed Stephan Jackman, who is a full-time employee, as Chief Executive Officer as of November 30, 2018, and Lien Escalona as Chief Financial Officer in June 2021.

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

Research and Development Expenses

Research and development expenses for the nine months ended January 31, 2022 and 2021, were $3.5 million and $1.0 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock compensation expense.

	For the Nine Months Ended January 31,
	2022	2021	$ Change	% Change
Professional fees	$2,874,670	$902,582	$1,972,088	218%
Licenses and fees	212,801	50,000	162,801	326%
Stock compensation expense	359,286	65,439	293,847	449%
Other research and development expenses	93,354	-	93,354	*
Total research and development expenses	$3,540,111	$1,018,021	$2,522,090	248%

 * Not meaningful

Professional Fees

During the nine months ended January 31, 2022 and 2021, we reported professional fees of $2.9 million and $903,000, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the AL001 License Agreements.

During the nine months ended January 31, 2022, we accrued $65,000 in license fees as we have submitted our IND application on June 30, 2021, offset by an over accrual of $50,000 at the end of 2020. We also accrued $190,000 in license fees as a result of our first dosage of patients for the Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s.

Stock Compensation Expense

During the nine months ended January 31, 2022 and 2021 we incurred $359,000 and $65,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, net

Interest Expense

Interest expense was $46,000 for the nine months ended January 31, 2022, primarily related to the convertible promissory note issued in February 2021 including non-cash interest expense of $13,000 recorded from the amortization of debt discount.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on the basis that our company will continue as a going concern. As of January 31, 2022, we had cash of $11.8 million and an accumulated deficit of $25.3 million. We have incurred recurring losses and reported losses for the three and nine months ended January 31, 2022 totaling $2.6 million and $8.5 million, respectively. In the past, we have financed our operations principally through sales of promissory notes and equity securities.

In March of 2021, we entered into a securities purchase agreement with DPL, pursuant to which we agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of the $50,000 convertible promissory note, previously issued to BitNile, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased, in July 2021, an additional 1,333,333 shares of Common Stock upon FDA approval of our IND for our Phase Ia clinical trials for AL001 for a purchase price of $2 million, and (ii) will purchase 2,666,667 shares of Common Stock once we have completed these Phase Ia clinical trials for AL001 for a purchase price of $4 million. We further agreed to issue DPL warrants to purchase a number of shares of Common Stock equal to 50% of the shares of common stock purchased under the securities purchase agreement at an exercise price of $3.00 per share. Finally, we agreed that for a period of eighteen months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

On June 17, 2021, we announced the closing of our IPO of 2,875,000 shares of Common Stock at a price to the public of $5.00 per share. The proceeds from the offering to us, net of underwriting discounts and estimated offering expenses, were approximately $12.9 million. Our Common Stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

We expect to continue to incur losses for the foreseeable future and need to raise additional capital until we are able to generate revenues from operations sufficient to fund our development and commercial operations. However, based on our current business plan, we believe that our cash and cash equivalents at January 31, 2022, are sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the nine months ended January 31, 2022:

	For the Nine Months Ended January 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(5,051,637)	$(1,454,154)
Investing activities	-	100,915
Financing activities	14,912,656	1,303,691
Net increase (decrease) in cash and cash equivalents	$9,861,019	$(49,548)

Operating Activities

During the nine months ended January 31, 2022, net cash used in operating activities was $5.1 million. This consisted primarily of a net loss of $8.5 million, partially offset by non-cash charges of $3.2 million in stock-based compensation expense and an increase in our net operating assets and liabilities of $277,000. The increase in our net operating assets and liabilities were due to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets.

During the nine months ended January 31, 2021, net cash used in operating activities was $1.5 million. This consisted primarily of a net loss of $3.8 million, partially offset by non-cash charges of $1.8 million in stock-based compensation expense and an increase in our net operating assets and liabilities of $553,000. The increase in our net operating assets and liabilities were due to a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets.

Investing Activities

There were no investing activities for the nine months ended January 31, 2022.

During the nine months ended January 31, 2021, net cash provided by investing activities was $101,000. This consisted of proceeds from repayment of notes receivable from a related party, Avalanche International Corp.

Financing Activities

During the nine months ended January 31, 2022, net cash provided by financing activities was $14.9 million. This consisted primarily of proceeds from our initial public offering of $12.9 million, net of costs. On July 28, 2021, we received from the FDA a “Study May Proceed” letter for a Phase Ia study under our IND application for AL001. Based on the achievement of this milestone, we sold an additional 1,333,333 shares of Common Stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of our Common Stock with an exercise price of $3.00 per share.

During the nine months ended January 31, 2021, net cash provided by financing activities was $1.3 million. This consisted primarily of proceeds from our convertible note payable and convertible note payable-related party.

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

Our operations are located in Orange County, CA and Atlanta, GA, and one member of our senior management works in New York, NY. We have been following the recommendations of local health authorities to minimize exposure risk for our employees, including the temporary closures of our offices where certain of our employees work and having employees work remotely to the extent possible, has not negatively impacted their efficiency. Currently, we and our third-party facilities are working closely to maintain pre-COVID-19 levels. Although we currently expect normal operations for the balance of the fiscal year, recent events, such as the Omicron variant and the various responses that federal, state and local governments have taken as a result, may have an adverse impact on our operations that is not currently anticipated.

Contractual Obligations

On May 1, 2016, we entered into a Standard Exclusive License Agreement for AL002 with Sublicensing Terms with the Licensor, pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012.

In addition to royalty payments of 4% on net sales of products developed from the licensed technology, we are required to pay milestone payments on the due dates to Licensor for the license of the technology, as follows:

Original AL001 License:

Payment	Due Date	Event
$65,000	Paid in November 2021	IND application filing

$190,000	Paid in November 2021	Upon first dosing of patient in a clinical trial

$500,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,250,000	12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000	8 years from the effective date of the agreement	Upon FDA approval

AL002 License:

Payment	Due Date	Event
$50,000	Upon IND application filing	Upon IND application filing

$50,000	12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000	12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000	24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000	12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000	7 years from the effective date of the agreement	Upon FDA BLA approval

If we fail to meet a milestone by its specified date, Licensor may terminate the license agreement.

The Licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by us while the Licensor remains the owner of any equity securities of our company.

There are certain license fees and milestone payments required to be paid pursuant to the terms of the AL001 License Agreements with Licensor and the University of South Florida. In addition, a royalty payment of 3% is required pursuant to License #18110 while License #1811 requires a royalty payment of 1.5% on net sales of products developed from the licensed technology. Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the technology, as follows:

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. As of January 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework, or 2013 Framework. Based on this assessment, our management concluded that, as of January 31, 2022, our internal control over financial reporting was not effective because of a material weakness in our internal control over financial reporting related to the lack of accounting department resources and/or policies and procedures to ensure recording and disclosure of items in compliance with generally accepted accounting principles. We have taken and are taking steps to remediate the material weakness, including implementing additional procedures and utilizing external consulting resources with experience and expertise in U.S. GAAP and public company accounting and reporting requirements to assist management with its accounting and reporting of complex and/or non-recurring transactions and related disclosures.

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

Changes in Internal Control

During the quarter ended January 31, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Equity Securities

During the quarter ended January 31, 2022, we issued 1,000,000 shares of Common Stock upon the exercise of stock options.

During the quarter ended January 31, 2022, we issued 252,265 shares of Common Stock upon the conversion of $378,373 of principal and accrued interest of a convertible promissory note previously issued.

Use of Proceeds from Initial Public Offering

On June 15, 2021, the Company issued and sold 2,875,000 shares of Common Stock in the IPO at a public offering price of $5.00 per share, resulting in net proceeds of $12.9 million after deducting underwriting discounts and commissions and offering expenses paid by the Company.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC. As of January 31, 2022, we have used $5.0 million of the net proceeds from the IPO.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

PART IV

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Amended and Restated Bylaws.
3.3	Certificate of Designation of Alzamend Neuro, Inc. Series A Convertible Preferred Stock, dated May 30, 2016 (incorporated by reference to Exhibit 2.3 of Form 1-A/A filed with the SEC on February 4, 2020).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: March 15, 2022	By:	/s/ Stephan Jackman
Stephan Jackman Chief Executive Officer (principal executive officer)

Date: March 15, 2022	By:	/s/ Lien T. Escalona
Lien T. Escalona Chief Financial Officer (principal financial and accounting officer)

