Form 10-K
period 2022-04-30
Alzamend Neuro, Inc.
filed 2022-07-19
CIK 1677077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from _______________ to _______________

Commission file number 001-40483

ALZAMEND NEURO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1822909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3500 Lenox Rd NE, Suite 1500, Atlanta, GA	30326	(844) 722-6333
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALZN	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding year (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on October 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Stock Market LLC on such date was approximately $109.1 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 95,481,790 shares of common stock outstanding as of July 19, 2022.

Documents incorporated by reference: None

ALZAMEND NEURO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2022

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report and our other filings with the Securities and Exchange Commission (the “SEC”), before making investment decisions regarding our common stock.

•	We are at an early clinical-stage of development and currently have no source of near-term revenue and may never become profitable.

•	We have a limited operating history on which to judge our business prospects and management.

•	We will need, but may be unable to obtain, funding on satisfactory terms, which could dilute our stockholders and investors, and/or impose burdensome financial restrictions on our business.

•	We have both operational and financial milestones that must be met to maintain the licensing rights to our current technology and intellectual property from the University of South Florida Research Foundation.

•	If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with the Licensor, we could lose license rights that are important to our business.

•	We are substantially dependent on the success of our product candidates, which may not receive regulatory approval or be successfully commercialized.

•	Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of AL001 or AL002, or limit the scope of any approved label or market acceptance.

•	Development and regulatory approval of our drug candidates present a number of risks, which are delineated in the Risk factors section.

•	If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop AL001, AL002 or any future product candidates, conduct our in-licensing and development efforts or commercialize AL001, AL002 or any of our future product candidates.

•	Our intellectual property rights present a number of risks, which are delineated in the Risk factors section.

•	Our affiliates and related party transactions present a number of risks, which are delineated in the Risk factors section.

•	If we do not continue to satisfy the Nasdaq Capital Market continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market.

•	The market price of our common stock is volatile, which could result in substantial losses for investors.

•	The concentration of our stock ownership will limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

•	We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

PART I

ITEM 1.	BUSINESS

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Alzamend,” “we,” “our company” and “us” refer to Alzamend Neuro, Inc., a Delaware corporation.

Company Overview

We are an early clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder, major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). With our two product candidates, we aim to bring treatments or cures to market as quickly as possible. Far too many individuals, patients and caregivers suffer from the burden created by these devastating, and often fatal, diseases. Our primary target, Alzheimer’s, was among the most-feared diseases (second only to cancer) among Americans, according to a 2011 survey by the Harvard School of Public Health. Alzheimer’s is also the sixth leading cause of death in the United States according to a 2021 report from the Alzheimer’s Association, a nonprofit that funds research. Existing Alzheimer’s treatments only temporarily relieve symptoms but do not slow or halt the progression of the disease, which currently affects roughly 6.2 million Americans and that number is expected to grow to 13 million individuals by 2050. Alzheimer’s also impacts more than 11 million Americans who provide an estimated 16 billion hours of unpaid care per year, valued at $272 billion, according to data provided by the Alzheimer’s Association. In 2022, the estimated healthcare costs for treating individuals with Alzheimer’s in the United States will be $321 billion, including $206 billion in Medicare and Medicaid payments. These costs could rise to as high as $1 trillion per year by 2050 if no permanent treatment or cure for Alzheimer’s is found, the Alzheimer’s Association reported.

Our pipeline consists of two novel therapeutic drug candidates:

•	AL001 - A patented ionic cocrystal technology delivering a therapeutic combination of lithium, proline and salicylate, known as AL001, through two royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”); and

•	AL002 - A patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s, known as AL002 or CA022W, through a royalty-bearing exclusive worldwide license from the Licensor.

Our most advanced product candidate (lead product) licensed and in clinical development in humans is an ionic cocrystal of lithium for the treatment of Alzheimer’s, bipolar disorder, MDD and PTSD. Based on our preclinical data, AL001 treatment prevents cognitive deficits, depression and irritability in APPSWE/PS1dE9 mice, and is superior in improving associative learning and memory and irritability compared with lithium carbonate treatments, supporting the potential of this lithium formulation for the treatment of Alzheimer’s, bipolar disorder, MDD and PTSD in humans. Lithium has been marketed for more than 35 years and human toxicology regarding lithium use has been well characterized, potentially mitigating the regulatory burden for safety data.

The results of randomized, placebo-controlled, clinical trials of lithium in the treatment of patients with Alzheimer’s dementia and subjects with mild cognitive impairment have been widely published. Clinical studies have indicated that lithium administered at doses lower than those used for affective disorders can favorably impact Alzheimer’s outcomes. A study by O.V. Forlenza, et al., entitled “Disease-Modifying Properties of Long-Term Lithium Treatment for Amnestic Mild Cognitive Impairment: Randomized Controlled Trial,” appearing in the British Journal of Psychiatry (2011) reported that lithium was superior to a placebo, evidencing a slower decline of cognitive function as measured by the Alzheimer’s Disease Assessment Scale cognitive subscale. Given the absence of adequate treatments that can slow, halt or even reverse the decline of this highly prevalent disease, the potential efficacy of lithium in the long-term management of Alzheimer’s may positively impact public health. There is an unmet medical need for safe and effective Alzheimer’s treatments, particularly for treatments with neuroprotective properties.

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

Following Phase III clinical trials in humans, we intend to seek approval to commercialize AL001 via a New Drug Application (“NDA”). As one of the initial steps of the NDA process, we submitted a pre-Investigational New Drug (“pre-IND”) briefing package to the U.S. Food and Drug Administration (“FDA”) in July 2019 that argued against the need for any further preclinical safety studies. We submitted an Investigational New Drug (“IND”) application to the FDA on June 30, 2021. On July 28, 2021, the FDA responded to our IND and stated that we may proceed with Phase I clinical trials in humans. We initiated our Phase I clinical trial on September 13, 2021. We completed our Phase I clinical trial in March 2022 and initiated a Phase IIA clinical trial in May 2022.

The ongoing Phase IIA study is evaluating the safety and tolerability of AL001 under multiple-dose, steady-state conditions and is determining the maximum tolerated dose in patients diagnosed with mild to moderate Alzheimer’s. The lithium and salicylate components of AL001 are to be given within the amounts already approved for use in patients for other indications. Up to 40 subjects will complete the Phase IIA trial. The maximum tolerated dose will then be used for further studies. Topline data are expected in December 2022 from this study.

Based on our preclinical data, AL001 has a positive effect on the pharmacodynamic biomarkers of Alzheimer’s. We propose to validate this clinically and if confirmed, we believe that AL001 is a candidate for breakthrough therapy designation because of its positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s. A drug that receives a breakthrough therapy designation is eligible for fast-track designation features, intensive guidance on an efficient drug development program and FDA organizational commitment involving senior managers. However, we have not yet applied for breakthrough therapy designation nor have we received any official designation for expedited development. Our product candidate may not qualify for breakthrough therapy designation; further, even if it does qualify for breakthrough therapy designation, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that it will receive FDA approval.

Additionally, we believe that AL001 is positioned for an expedited Section 505(b)(2) regulatory pathway for new drug. AL001’s active pharmaceutical ingredients (lithium, proline and salicylate) are well documented and approved by the FDA. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug. This section gives the FDA express permission to rely on data not developed by the NDA applicant. This process can result in a much less expensive and much faster route to approval, compared with a traditional development path such as 505(b)(1), while creating new, differentiated products with tremendous commercial value. If we successfully obtain a breakthrough therapy designation and the Section 505(b)(2) regulatory pathway for new drug approvals, we believe we can shorten the development timeline for AL001. However, our product candidate may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to faster development or expedited regulatory review and approval.

We believe that our ability to re-engineer lithium solid dosage forms in order to optimize performance has the potential to address a wide range of clinical applications ranging from neurodegenerative disorders, not merely Alzheimer’s, but also amyotrophic lateral sclerosis (known as ALS and Lou Gehrig’s disease), Huntington’s disease, multiple sclerosis, Parkinson’s disease and traumatic brain injury, to more psychiatric conditions such as bipolar disorder, MDD, mania, PTSD and suicidality. This novel approach is intended to achieve the desired therapeutic outcome of enhanced penetration through the blood-brain barrier and sustained brain lithium concentrations while systemic exposures (and toxicities) are mitigated for other organ systems. The optimal modified-release lithium dosing approach should avoid acutely toxic peak concentrations in blood, as well as in the brain, and should maintain such blood concentrations for a predictable, clinically relevant time, with overall low systemic exposures that mitigate the potential for adverse events. We anticipate that the lithium delivery system will be adaptable to a dosing regimen that maintains therapeutic brain lithium concentrations consistently for the longest possible time while allowing only modest exposures and providing adequate recovery periods between doses for other organ systems.

We have an additional preclinical candidate for Alzheimer’s, AL002, which has transitioned from early-stage development to an extensive program of preclinical study and evaluation that was completed on May 31, 2021, and was followed by a comprehensive report prepared by Charles River Laboratories, Inc., an independent preclinical service provider, received on July 23, 2021. We submitted a pre-IND meeting request for AL002 and supporting briefing documents to the Center for Biological Evaluation and Research of the FDA on July 30, 2021. We received a written response to relating to the pre-IND from the FDA providing a path for Alzamend’s planned clinical development of AL002 on September 30, 2021. The FDA agreed to allow Alzamend to submit an IND to conduct a combined Phase I/II study. We anticipate submitting an IND to initiate a Phase I/II study for AL002 in September 2022.

Our Business Strategy

We intend to develop and commercialize therapeutics that are better than existing treatments and have the potential to significantly improve the lives of individuals afflicted by Alzheimer’s, bipolar disorder, MDD and PTSD. To achieve these goals, we are pursuing the following key business strategies:

•	Advance clinical development of AL001 and AL002 for Alzheimer’s treatment. For our lead candidate, AL001, we completed our Phase I clinical trial in March 2022 and initiated a Phase IIA clinical trial in May 2022. We anticipate topline data in December 2022 from our ongoing Phase IIA multiple ascending dose (“MAD”) clinical trial for AL001 treatment of dementia related to Alzheimer’s. We completed our preclinical study and evaluation of AL002 on May 31, 2021, and anticipate submitting an IND to initiate a Phase I/II study in September 2022;

•	Expand our pipeline of pharmaceuticals to include additional indications for AL001 and delivery methods. Another element of our business strategy is to expand our pipeline of pharmaceuticals based on our technology and advance these product candidates through clinical development for the treatment of a variety of indications. In addition to treating Alzheimer’s, AL001 has the potential to treat a wide range of neurodegenerative diseases and psychiatric disorders. We plan to pursue the treatment of bipolar disorder, MDD, and PTSD with AL001, and in May 2022, we submitted a pre-IND meeting request to the FDA for these indications and received a written response from the FDA in July 2022. Based on the written response from the FDA, we plan to submit separate INDs for bipolar disorder, MDD, and PTSD after completion of the current Phase II MAD clinical trial, which would allow us to initiate Phase II studies in each of those indications. We also plan to explore different formulations (liquid, immediate release and sprinkle capsules) to deliver AL001;

•	Focus on translational and functional endpoints to efficiently develop product candidates. We believe AL001 is positioned for a Section 505(b)(2) regulatory pathway for new drug approvals. We also believe AL001 and AL002 are positioned for breakthrough therapy designations because of their positive effects on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s, making them eligible to receive assistance from the FDA throughout the development process that may shorten the development timelines. However, we have neither received breakthrough therapy designation nor have we qualified for expedited development, and no assurance can be given that we will. Even if we qualify for breakthrough therapy designation or expedited development, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that we will receive FDA approval; and

•	Optimize the value of AL001 and AL002 in major markets. We intend to commercialize AL001 and AL002 by seeking FDA marketing approval for both product candidates and partnering with biopharmaceutical companies seeking to strategically fortify pipelines and, in turn, receiving funding for the costly later-stage clinical development. We do not anticipate selling products directly into the marketplace, though we may do so depending on market conditions. Our focus is expected to concentrate on entering into strategical transactions with established distributors and producers, which will provide distribution and marketing capabilities for the sale of our products into the marketplace.

Our Development Pipeline

The following chart provides an overview of the current development stages of our therapeutic product candidates.

Our Proprietary Technology AL001 Drug Candidate

Our lead product candidate that we have licensed and have begun clinical development in humans is an ionic cocrystal of lithium for the treatment of Alzheimer’s, bipolar disorder, MDD and PTSD. Lithium salts have a long history of human consumption beginning in the 1800s. In psychiatry, they have been used to treat mania and as a prophylactic for depression since the mid-20th century. Today, lithium salts are used as a mood stabilizer for the treatment of bipolar disorder. Although the FDA has approved no medications as safe and effective treatments for suicidality, lithium has proven to be the only drug that consistently reduces suicidality in patients with neuropsychiatric disorders. Despite these effective medicinal uses, current FDA-approved lithium pharmaceutics (lithium carbonate and lithium citrate) are limited by a narrow therapeutic window that requires regular blood monitoring of plasma lithium levels and blood chemistry by a clinician to mitigate adverse events. Because conventional lithium salts (carbonate and citrate) are eliminated relatively quickly, multiple administrations throughout the day are required to safely reach therapeutic plasma concentrations. Existing lithium drugs, such as lithium chloride and lithium carbonate, suffer from chronic toxicity, poor physicochemical properties and poor brain bioavailability. Because lithium is so effective at reducing manic episodes in patients with bipolar disorder, it is still used clinically despite its narrow therapeutic index. This has led researchers to begin to look for alternatives to lithium with similar bioactivities.

Scientists from the University of South Florida have developed a new lithium cocrystal composition and method of preparation that, under certain clinical and/or testing conditions, have been shown to allow for lower dosages to achieve therapeutic brain levels of lithium for psychiatric disorders, which could lead to a broadening of lithium’s therapeutic index. Our studies and/or testing have indicated that the compound offers improved physiochemical properties compared to existing forms of lithium, giving it the potential to be developed as an anti-suicidal drug and for use against mood disorders.

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

The novel ionic cocrystal of lithium (AL001), which was designed, synthesized and characterized by a team of inventors from the University of South Florida has been shown to exhibit improved nonclinical pharmacokinetics compared to currently FDA-approved lithium products and is also bioactive in many in vitro models of Alzheimer’s. AL001 may constitute a means of treating Alzheimer’s, bipolar disorder, MDD and PTSD. Our preclinical studies encompassed the treatment of 28 transgenic (or genetically modified) and 10 non-transgenic mice with lithium carbonate and AL001. In particular, female APPSWE/PS1dE9 mice at 4 months of age were fed with either regular chow (Tg-Ctrl, n=8) or chow that contained lithium carbonate (LC, 0.05% equivalent to 83 mg/kg/day, n=6), or lithium salicylate (LS, 0.20% equivalent to 325 mg/kg/day, n=6), or lithium salicylate proline co-crystal, AL001 (AL001, 0.35% equivalent to 583 mg/kg/day, n=8) for 9 months. In addition, aged-matched non- transgenic background control mice (B6C3F1/J, Non-Tg-Ctrl, n=10) were fed regular chow for 9 months as control. Each treatment group was subject to a battery of behavioral tests at 12 months of age and mice were sacrificed at 13 months of age. The results of our preclinical studies, conducted from May 2016 to June 2017, are summarized below:

•	AL001 treatment improved cognitive function by 50% (Tg-Ctrl vs. AL001: p<0.01), in comparison with the control group, through behavioral tests administered to mice with Alzheimer’s. The tests resulted in 50% lower escape latency (Tg-Ctrl vs. AL001: p<0.01) during the training and probe trial of the Morris water maze test and 50% longer contextual freezing time (Tg-Ctrl vs. AL001: p<0.05) during the fear conditioning test;

•	AL001 treatment reduced depression by 25% (Tg-Ctrl vs. AL001: p<0.001), as assessed by the tail suspension test, and irritability by 50% (Tg-Ctrl vs. AL001: p<0.01), as assessed by the touch escape test;

•	In comparison with lithium carbonate treatment, AL001 treatment afforded superior protection against cognitive impairment by 50% (LC vs. AL001; p<0.05), as shown by the contextual fear conditioning test, and irritability by 50% (LC vs. AL001: p<0.01);

•	Continued AL001 treatment prevented cognitive deficits, depression and irritability and, compared to lithium carbonate treatments, was superior in improving associative learning and memory (LC vs. AL001: p<0.05) and in reducing irritability (LC vs. AL001: p<0.01), supporting the potential of this lithium formulation for the treatment of Alzheimer’s;

•	AL001 had no effect on renal COX2 activity (Tg-Ctrl vs. AL001: p>0.05), a biomarker of renal toxicity, while markedly reducing abnormal biomarkers associated with Alzheimer’s by 50%, in particular beta-amyloid pathology, tau phosphorylation and neuro-inflammation (Tg-Ctrl vs. AL001: p<0.01);

•	AL001 treatment did not induce tissue pathological damage in the heart, kidneys, liver and lungs by a general autopsy (Tg-Ctrl vs. AL001: p>0.05). In contrast, equimolar doses (using a similar structure of moles but different active pharmaceutical ingredient) of lithium carbonate enhanced renal COX2 expression while having little or no impact on Alzheimer’s pathology (Tg-Ctrl vs. LC: p<0.01);

•	AL001, at the effective dose, yielded 50% higher lithium levels (LC vs. AL001; p<0.01) in the brain compared with equimolar doses of lithium carbonate (AL001 vs. LC; p<0.05), while producing low nontoxic steady state levels in the body; and

•	No significant differences in body weight, brain, heart, lungs, spleen, liver or kidneys were found between cohorts treated with AL001 and untreated cohorts. (Tg-Ctrl vs. AL001: p>0.05).

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

On September 13, 2021, we initiated a randomized, balanced, Phase I, single-dose, open-label, two-treatment, two-period, two- sequence, crossover, relative bioavailability study to investigate lithium pharmacokinetics and safety of AL001 formulation compared to a marketed immediate release lithium carbonate formulation in healthy subjects. The primary objective of this study was to assess the relative bioavailability of the AL001 lithium formulation relative to a marketed lithium carbonate formulation in healthy subjects for the purpose of determining potential clinically safe and effective AL001 dosing in future studies. Additionally, we wanted to characterize safety and tolerability of the tested formulations under the conditions of this study. This was a first-in-human study of the AL001 formulation; this trial was designed to assess the relative bioavailability of the AL001 lithium formulation compared to a marketed lithium carbonate formulation in at least 24 completed healthy subjects (30 subjects were to be enrolled) for the purpose of determining potential clinically safe and effective AL001 dosing in future studies. The AL001 lithium content was nearly half of the reference lithium carbonate capsule dosage as it was expected that treatment of frail Alzheimer’s patients will require half the lithium dose used for treatment of bipolar/affective disorders. Lithium carbonate 300 mg (Reference product) was given as a single dose in this study; this is often used as a starting dose for treatment of bipolar/affective disorders when given three times daily. The shape of the AL001 lithium plasma concentration versus time curve was unknown prior to this study. Also unknown were the AL001 rate and extent of lithium absorption. The Phase I study was completed in March 2022 with the following results:

•	AL001 was shown to be safe and well-tolerated in healthy adult subjects;

•	No serious adverse events and no deaths were reported during the trial;

•	The safety profiles of both AL001 and the marketed lithium carbonate capsule were benign;

•	No clinically significant abnormal findings in electrocardiograms were noted during the trial;

•	AL001 salicylate plasma concentrations were observed to be well tolerated and consistently within safe limits; and

•	Dose-adjusted relative bioavailability analyses of the rate and extent of lithium absorption in plasma indicated that AL001 1050 mg (lithium content equivalent to 150 mg lithium carbonate) is bioequivalent to a marketed 300 mg lithium carbonate capsule and the shapes of the lithium plasma concentration versus time curves are similar.

On May 5, 2022, we initiated a multiple-dose, steady-state, double-blind, ascending dose safety, tolerability, pharmacokinetic study (www.clinicaltrials.gov, identifier: NCT05363293) of AL001 in patients with mild to moderate Alzheimer’s with the following objectives:

•	Primary: To evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions in Alzheimer’s patients;

•	Secondary: To characterize the maximum tolerated dose (MTD) of AL001 in patients with mild to moderate Alzheimer’s; and

•	Exploratory: Determination of qualitative and quantitative evaluations of AD patient desirable characteristics for future Phase 2 and 3 clinical studies in order to:

o	Facilitate recruitment into subsequent AL001 clinical trials; and

o	Facilitate trial-adherence to completion of study requirements including treatment adherence.

A product can be designated as a breakthrough therapy if it is intended to treat a serious condition (for which the FDA considers Alzheimer’s) and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). For purposes of breakthrough therapy designation, a clinically significant endpoint generally refers to an endpoint that measures an effect on irreversible morbidity or mortality (“IMM”), or on symptoms that represent serious consequences of the disease. A clinically significant endpoint can also refer to findings that suggest an effect on IMM or serious symptoms, including:

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

Based on our preclinical data, AL001 has a positive effect on the pharmacodynamic biomarkers of Alzheimer’s. As a result, we believe that if the data from AL001 in the aforementioned Phase II study provides confirmation of the pre-clinical data, i.e., positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s, AL001 will be a candidate for breakthrough therapy designation. If breakthrough therapy designation is granted, it would be eligible for intensive guidance on an efficient drug development program and FDA organizational commitment involving senior managers. However, we have neither received breakthrough therapy designation nor have we qualified for expedited development. Our product candidate may not qualify for breakthrough therapy designation; further, even if it does qualify for breakthrough therapy designation, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that it will receive FDA approval.

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

AL001 will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before it or any successors are likely to provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize AL001, our long-term business plans will not be met, and we will be unable to generate the revenue we have forecast for the foreseeable future, if any. We do not anticipate that we will generate our maximum revenue for several years, or that we will achieve profitability for this therapeutic drug candidate until at least a few years after generating material revenue, if at all. If we are unable to generate revenue or raise substantial additional capital, we will not be able to pursue any expansion of our business or acquire additional intellectual property, we will not become profitable with this therapeutic drug candidate, and we will be unable to continue our operations at the currently planned pace, if at all.

AL002 Drug Candidate

The other product candidate that we have licensed to clinically develop in humans is AL002, a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine which seeks to restore the ability of the patient’s immunological system to combat Alzheimer’s. The proposed mechanism of action is through the pulsed-Dendritic Cell (“DC”) activation of T-cells that stimulates the immune system, resulting in the clearance of brain amyloid. Preclinical studies conducted from April 2005 to July 2010 suggest that the infusion of transgenic (or genetically modified) mice with AL002-pulsed DCs is associated with lower amyloid burden and improved neuro-behavioral performance. This is likely to be mediated by an anti-inflammatory effect in addition to the immunogenicity of this therapy.

AL002 is based on the theory that Alzheimer’s symptoms may be caused in large part by plaque deposits that can cluster in the brain composed of protein fragments called beta-amyloids that build up between nerve cells. One hypothesis is that a special type of immune cell, natural beta-amyloid antibodies, may play a role in preventing plaque build-up in people without Alzheimer’s. As people age, their immune systems may degrade, and some people may be unable to produce natural beta-amyloid antibodies, the absence of which leads to the plaque build-up causing Alzheimer’s.

AL002 is intended to elicit an immune response to produce anti-amyloid antibodies, which can then neutralize circulated beta-amyloids and prevent additional plaque build-up. The mutant antigen within AL002 was selected specifically for its high HLA binding affinity, thereby avoiding the need for an adjuvant, which may cause an adverse (Th1) immune response.

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

On July 23, 2021, we announced that Alzamend received positive toxicology results for AL002 in a good laboratory practices (“GLP”) toxicology study using a transgenic mouse model of Alzheimer’s. The study was conducted by Charles River Laboratories. AL002 is a patented method using a mutant-peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s.

A five-dose GLP study with AL002-sensitized cells was completed using a transgenic (or genetically modified) mouse model of Alzheimer’s to investigate the tolerability of AL002. Single injections were administered on days 1, 30, 50, 70, and 90. The mice were evaluated for potential toxicity and reversibility of any findings at 75 and 90 days after dosing.

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

Modified cell therapies, especially DCs, may provide a safer and more patient-specific active immunization. Ex-vivo modification of DCs as a modality of treatment has been previously used in oncological therapeutics. It has been shown to be relatively safe and capable of engaging the immune system to attack the target tissues with success. Its use in Alzheimer’s therapeutics is relatively recent. We are proposing to conduct a first-in-human Phase I/II study of autologous DC, pulsed with a modified Aβ epitope. Preclinical work supports that it is associated with positive anti-inflammatory response and a decrease in brain amyloid contents. We anticipate submitting an IND to initiate a Phase I/II study for AL002 in September 2022.

A product can be designated as a breakthrough therapy if it is intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). A drug that receives a breakthrough therapy designation is eligible for fast-track designation features, intensive guidance on an efficient drug development program and FDA organizational commitment involving senior managers. We believe that AL002 is positioned for a breakthrough therapy designation because of its positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s. If we successfully acquire a breakthrough therapy designation for new drug approvals, we believe we can shorten the development timeline for AL002. However, we have neither received breakthrough therapy designation nor qualified for expedited development. Our product candidate may not qualify for breakthrough therapy designation; further, even if it does qualify for breakthrough therapy designation, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that it will receive FDA approval.

AL002 will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before it or any successors are likely to provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize AL002, our long-term business plans will not be met, and we will be unable to generate the revenue we have forecast for the foreseeable future, if any. We do not anticipate that we will generate our maximum revenue for several years, or that we will achieve profitability for this therapeutic drug candidate until at least a few years after generating material revenue, if at all. If we are unable to generate revenue or raise substantial additional capital, we will not be able to pursue any expansion of our business or acquire additional intellectual property, we will not become profitable with this therapeutic drug candidate, and we will be unable to continue our operations at the currently planned pace, if at all.

Intellectual Property and Licensing Agreements

On June 2, 2018, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 License Agreements”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017.

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of our common stock. Minimum royalties for AL001 are $25,000 in 2023, $45,000 in 2024 and $70,000 in 2025 and every year thereafter, for the life of the AL001 License Agreements.

On May 1, 2016, we entered into a Standard Exclusive License Agreement with Sublicensing Terms for AL002 with the Licensor (the “AL002 License Agreement”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use”, filed April 7, 2009 and granted May 29, 2012.

The AL002 License Agreement requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for AL002. We have already paid an initial license fee of $200,000 for AL002. As an additional licensing fee for the license of AL002, the Licensor received 3,601,809 shares of our common stock. Minimum royalties for AL002 are $20,000 in 2022, $40,000 in 2023 and $50,000 in 2024 and every year thereafter, for the life of the AL002 License Agreement.

On June 10, 2020, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “June AL001 License Agreements”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders.

The June AL001 License Agreements require us to pay royalty payments of 3% on net sales of products developed from the licensed technology for AL001 in those fields. We paid an initial license fee of $20,000 for the additional indications.

These license agreements have an indefinite term that continue until the later of the date no licensed patent under the applicable agreement remains a pending application or enforceable patent, the end date of any period of market exclusivity granted by a governmental regulatory body, or the date on which the licensee’s obligations to pay royalties expire under the applicable license agreement. Under our various license agreements, if we fail to meet a milestone by its specified date, Licensor may terminate the license agreement. The Licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by us while the Licensor remains the owner of any equity securities of our company.

Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the AL002 technology, as follows:

Original AL001 License:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval

*Milestone met and completed

AL002 License:

Payment		Due Date	Event
$50,000	*	Completed January 2022	Upon IND application filing

$50,000		12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000		12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA Biologics License Application (“BLA”) approval

* Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$50,000	Upon IND application filing	IND application filing

$150,000	12 months from IND filing date	Upon first dosing of patient in a clinical trial

$400,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$8,000,000	8 years from the effective date of the agreement	First commercial sale

These license agreements have an indefinite term that continue until the later of the date no licensed patent under the applicable agreement remains a pending application or enforceable patent, the end date of any period of market exclusivity granted by a governmental regulatory body, or the date on which the licensee’s obligations to pay royalties expire under the applicable license agreement.

Market Opportunity

The Alzheimer’s Association estimates that the cost of caring for people with Alzheimer’s and other dementias will reach $321 billion in 2022, including $206 billion in Medicare and Medicaid payments, and that by 2050, these costs may rise as high as $1 trillion per year. Alzamend was formed to develop and commercialize patented intellectual property and treatments for Alzheimer’s, by funding it from preclinical through clinical trials and ultimately, if successful, make it available to the global market. Additionally, we are supporting ongoing research at the USF Health College of Medicine and plan to support others with first rights of refusal on technologies for treating terminal diseases.

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

This medical shortfall puts a spotlight on an urgent need for development of new therapies capable of treating the estimated more than 45 million people worldwide suffering from Alzheimer’s today, 6.2 million in North America, 7.5 million in Western Europe and 3.6 million in Asia-Pacific, a number expected to increase to more than 130 million by 2050. Alzheimer’s is the most common cause of dementia, estimated to be associated with some 60% to 70% of cases. An additional estimated 1.4 million patients in the United States suffer from Lewy body dementia. We believe that the potential marketplace for a commercialized therapy or treatment would be tremendously significant with large financial support available from numerous national and international pharmaceutical companies and various governments and worldwide agencies.

Industry Overview

Currently, Alzheimer’s is the sixth leading cause of death in the United States and, when extrapolated globally, the market for preventions, treatments and cures of this crippling disease is massive. Since 1990, life expectancy has increased by six years and the worldwide average continues to increase. With the increase in the mean age of the population in developed countries, the prevalence of deteriorating neurological diseases has also increased. According to the Alzheimer’s Association, in the United States alone, one of nine persons over the age of 65 have Alzheimer’s, with roughly 6.2 million Americans currently living with it. It is estimated that this number will grow to 13 million by 2050 barring the development of medical breakthroughs to prevent, slow or cure the disease. Many Alzheimer’s related associations believe the actual number of adults with Alzheimer’s may be much higher since current statistics do not take in account deaths from complications or from related diseases like pneumonia or heart attack. These death certificates only list the most immediate cause. The fastest growing age group in the United States is the “over 85” group within which one in three individuals have Alzheimer’s.

Although deaths from other major causes have decreased significantly, official records indicate that deaths from Alzheimer’s have increased significantly. Between 2000 and 2019, the number of deaths from Alzheimer’s as recorded on death certificates has more than doubled, increasing 145.2%, while the number of deaths from the number one cause of death (heart disease) decreased 7.3%.

Every 65 seconds, someone in the United States develops Alzheimer’s. Of the 10 most fatal diseases in the United States, Alzheimer’s is the only one with no cure, no known way of deceleration and no known means of prevention. Alzamend was formed to commercialize patented intellectual property in this space, by funding it from its present state through human clinical trials administered by the FDA and ultimately, if successful, potentially making it available to the global market.

Alzheimer’s

Alzheimer’s average annual incidence for individuals aged 65 to 74 was 0.4%. In individuals ages 75 to 84, the annual incidence was 3.2%, and for ages 85 and older (the “oldest-old”), the incidence was 7.6%. It is estimated that the cost of caring for people with Alzheimer’s and other dementias will increase from an estimated $305 billion in 2020 to a projected $1.1 trillion per year by 2050 with Medicare and Medicaid covering approximately 70% of such costs. Over 11 million Americans provide unpaid care for people with Alzheimer’s or other dementias. The Alzheimer’s Association estimates that, in 2021, caregivers to individuals with Alzheimer’s will provide 15.3 billion hours of care valued at $257 billion.

The cause and progression of Alzheimer’s are not well understood. Through May 2022, more than 3,793 clinical trials have been or are being conducted to find ways to treat the disease, but it is unknown if any of the tested treatments will work.

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

Current clinical research focuses on the early phases of the disease. However, to our knowledge, no accurate and convenient tools are available today for pre-dementia diagnosis of Alzheimer’s to support these efforts. Currently, Alzheimer’s is diagnosed using a process that combines cognition assessments with imaging and spinal-fluid tests. This diagnostic procedure may last for several months to a year and is usually initiated late in the disease development.

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

There are currently several experimental therapeutic agents for Alzheimer’s in various stages of development with clinical testing directed towards amyloid-beta, or Aβ, clearance, and inhibition of Tau protein aggregation or phosphorylated-Tau, or pTau, clearance. In June 2021, the FDA approved Biogen’s Alzheimer’s drug aducanumab, also known as Aduhelm, making it the first medication cleared by U.S. regulators to reduce amyloid plaques in people living with Alzheimer’s and the first new medication for the disease in nearly two decades. There were previously no drugs cleared by the FDA that can slow the mental decline from Alzheimer’s, which is the sixth-leading cause of death in the United States. The FDA approved Biogen’s Alzheimer’s drug Aduhelm, aimed at helping symptoms, not actually slowing the disease itself. Recent clinical failures involving Aβ clearance highlight the incomplete understanding of the pathological processes in Alzheimer’s and clearly demonstrate the need for novel strategies to fight the disease.

Clinical Management

We have retained Rio Pharmaceutical Services and TAMM Net, Inc., to lead, develop and manage our preclinical and clinical efforts, extending from the current status of each product candidate through the exit or commercialization of the technologies that we have licensed. We may retain experienced Canadian and European Union consulting firms to commercialize these same technologies for those geographic markets.

Manufacturing

Currently, we do not have in-house manufacturing capabilities. We have outsourced and expect to continue to outsource the manufacturing of our products to third party contractors, with special capabilities to manufacture chemical drugs and biologic drug candidates for submission and clinical testing under FDA guidelines and, for AL001, have received Good Manufacturing Practices, or GMP, material manufactured for clinical trial. There are several sources of manufacturing available once a therapy or treatment can achieve Phase II study as identified in a publication by Pharma.org released in 2013 (http://www.phrma.org/sites/default/files/Alzheimer’s%202013.pdf).

Distribution and Marketing

We intend to develop AL001 and AL002 through successive de-risking milestones towards regulatory approval and seek marketing approval of AL001 and AL002 or enter into partnering transactions with biopharmaceutical companies seeking to strategically fortify pipelines and, in turn, receiving funding for the costly later-stage clinical development required to achieve successful commercialization. We do not anticipate selling products directly into the marketplace, though we may do so depending on market conditions. Our focus is to strategically effect partnering transactions which will provide distribution and marketing capabilities to sell products into the marketplace.

Government Regulation

Clinical trials, the pharmaceutical approval process, and the marketing of pharmaceutical products, are intensively regulated in the United States and in all major foreign countries.

Human Health Product Regulation in the United States

In the United States, the FDA regulates pharmaceuticals under the Federal Food, Drug, and Cosmetic Act and related regulations promulgated thereunder. Pharmaceuticals are also subject to other federal, state, and local statutes and regulations. Failure to comply with applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA of an Institutional Review Board, or IRB, a clinical hold on trials, a refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

The FDA and comparable regulatory agencies in state and local jurisdictions impose substantial requirements upon the clinical development, manufacturing and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising and promotion of our products.

The FDA’s policies may change, and additional government regulations may be enacted that could prevent or delay regulatory approval of new disease indications or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or elsewhere.

Marketing Approval

The process required by the FDA before human health care pharmaceuticals may be marketed in the U.S. generally involves the following:

•	nonclinical laboratory and, at times, animal tests;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA approval of an NDA or BLA, which must occur before a drug or biologic product can be marketed or sold.

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

The FDA will initially review the NDA or BLA for completeness before it accepts it for filing. The FDA has 60 days from its receipt of an NDA or BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the application is sufficiently complete to permit substantive review. After the NDA or BLA submission is accepted for filing, the FDA reviews the NDA or BLA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with current GMP, or cGMP, to assure and preserve the product’s identity, strength, quality and purity. The FDA may refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and, if so, under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it typically considers such recommendations carefully when making decisions.

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

After the FDA completes its initial review of an NDA or BLA, it will communicate to the sponsor that the application for the drug will either be approved, or it will issue a complete response letter to communicate that the NDA or BLA will not be approved in its current form and inform the sponsor of changes that must be made or additional clinical, nonclinical or manufacturing data that must be received before the application can be approved, with no implication regarding the ultimate approvability of the application.

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured, even if such facilities are located overseas. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications.

Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical sites and manufacturing sites to assure compliance with GCP and GMP. If the FDA determines that any of the application, manufacturing process or manufacturing facilities is not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine that the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA or BLA. Additionally, the FDA may identify deficiencies in the manufacturing process and require changes prior to approval. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

For patents that might expire during the application phase, the patent owner may request an interim patent extension. An interim patent extension increases the patent term by one year and may be renewed up to four times. For each interim patent extension granted, the post-approval patent extension is reduced by one year. The director of the U.S. Patent and Trademark Office, or USPTO, must determine that approval of the drug covered by the patent for which a patent extension is being sought is likely. Interim patent extensions are not available for a drug for which an NDA or BLA has not been submitted.

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

The European Medicines Agency (“EMA”) implemented the centralized procedure for the approval of human drugs to facilitate marketing authorizations that are valid throughout the EU. This procedure results in a single marketing authorization granted by the European Commission that is valid across the EU, as well as in Iceland, Liechtenstein and Norway, at times referred to as the European Economic Area. The centralized procedure is compulsory for human drugs that: (i) are derived from biotechnology processes, such as genetic engineering; (ii) contain a new active substance indicated for the treatment of certain diseases, such as HIV/AIDS, cancer, diabetes, neurodegenerative diseases, autoimmune and other immune dysfunctions and viral diseases; (iii) are officially designated orphan drugs; and (iv) constitute advanced-therapy medicines, such as gene-therapy, somatic cell-therapy or tissue-engineered medicines. The centralized procedure may at the request of the applicant also be used for human drugs that do not fall within the above mentioned categories if the human drug (a) contains a new active substance which, on the date of entry into force of Regulation (EC) No. 726/2004, was not authorized in the European Economic Area; or (b) the applicant shows that the medicinal product constitutes a significant therapeutic, scientific or technical innovation or that the granting of authorization in the centralized procedure is in the interests of patients at European Economic Area level.

Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of a Marketing Authorization Application by the EMA is 210 days, though the date count stops whenever the Committee for Medicinal Products for Human Use (“CHMP”) asks the applicant for additional written or oral information, with adoption of the actual marketing authorization by the European Commission thereafter. Accelerated evaluation might be granted by the CHMP in exceptional cases, as when a medicinal product is expected to be of a major public health interest from the point of view of therapeutic innovation, defined by three cumulative criteria: (i) the seriousness of the disease to be treated; (ii) the absence of an appropriate alternative therapeutic approach; and (iii) anticipation of exceptional high therapeutic benefit. In this circumstance, EMA ensures that the evaluation for the opinion of the CHMP is completed within 150 days and the opinion issued thereafter.

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

Human Health Product Regulation in the Rest of World

For countries outside of the EU, such as Canada, countries in Eastern Europe or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Other Regulatory Considerations

Labeling, Marketing and Promotion. Once an NDA or BLA is approved, or just before approval, a product will be subject to certain marketing and promotional requirements. For instance, the FDA closely regulates the post-approval marketing and promotion of pharmaceuticals, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities on the internet and elsewhere.

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

Anti-Kickback and False Claims Laws. In the United States, we are subject to complex laws and regulations pertaining to health care “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, state false claims acts and anti-kickback statutes, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular pharmaceutical, for which payment may be made under a federal health care program, such as Medicare or Medicaid.

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

A summary of the licensed patents is as follows:

Title of Patent	Patent Type	Therapeutic Drug	Date Filed	Date Issued	Expiration Date	Patent #
Lithium Cocrystals and an Additional Neuropsychiatric Agent for Treatment of Neuropsychiatric Disorders	Method of Use	AL001 (LISPRO)	05/21/2016	03/28/2017	05/21/2036	9,603,869
Organic Anion Lithium Ionic Cocrystal Compounds and Compositions	Composition of Matter	AL001 (LISPRO)	04/18/2014	12/12/2017	04/18/2034	9,840,521
Amyloid Beta Peptides and Methods of Use	Composition of Matter	AL002 (E22W)	10/12/2007	05/29/2012	02/12/2028	8,188,046

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

We currently have four trademarks registered with the USPTO that include our corporate name, Alzamend Neuro, two for our corporate slogan and one for our trade name.

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

Employees and Human Capital Resources

As of April 30, 2022, we have four full-time employees (Stephan Jackman, our Chief Executive Officer, Lien T. Escalona, our Chief Financial Officer, Bradford Sullivan, our Director of Investor Relations, and Kraingsak Roajphlastien, our Senior Operations Manager) and four part-time employees. We also utilize independent consultants to assist us in our medical research and development projects.

Henry C.W. Nisser, our Executive Vice President and General Counsel, Kenneth S. Cragun, our Senior Vice President of Finance, David Katzoff, our Chief Operating Officer and James M. Turner, our Deputy General Counsel, work for us on a part-time basis.

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

Scientific Advisory Board

Our scientific advisory board of leading researchers in the neurodegenerative and neuropathology fields presently consists of Dr. Thomas M. Wisniewski, Dr. Eric McDade and Dr. Terri Hunter.

Thomas M. Wisniewski, MD is a board-certified neurologist and neuropathologist and is the Director of the NYU Pearl I. Barlow Center for Memory Evaluation and Treatment. He operates an active research laboratory focusing on neurodegenerative disorders with a particular focus on the mechanisms that drive amyloid deposition in Alzheimer’s and prion diseases. This work has led to more than 300 peer-reviewed publications, 28 issued patents, and continuous funding from the NIH for over 30 years. Dr. Wisniewski’s career has been dedicated to researching and developing treatments for numerous conditions including Alzheimer’s, mild cognitive impairment, Lewy body dementia, frontotemporal dementia, prion disease, Jakob-Creutzfeldt disease, multiple system atrophy and memory loss. This has led him to receive numerous awards, honors and recognitions including being elected as a Distinguished Fellow in 2014, receiving the 2009 Prion Prize, the Alzheimer’s Association Zenith Award in 2002 and being recognized every year by “Best Doctors in America” since 2008. Dr. Wisniewski has been an Associate Editor for the Journal of Alzheimer’s Disease and Chief Editor of Frontiers in Aging Neuroscience since 2018. Dr. Wisniewski earned his M.D. degree at King’s College London GKT School of Medical Education and completed his residencies and chief residencies in neurology and neuropathology at NYU School of Medicine and New York-Presbyterian/Columbia University Medical Center, respectively.

Eric M. McDade, DO is a board-certified cognitive neurologist who has focused his activities on the evaluation of those with dementia syndromes and on developing a clinical research program that focuses on using brain imaging and cerebrospinal fluid markers to identify those at risk for Alzheimer’s. Currently, Dr. McDade is leveraging his clinical expertise to develop a cross-disciplinary team that combines neuroimaging, clinical evaluations and basic science to better explore and translate work in the use of imaging and fluid biomarkers to better understand the timing and relationship between measures of disease risk and progression. The goal of this work is to identify better measures and target for interventions and prevention for Alzheimer’s and has led to more than 76 peer-reviewed publications and continuous funding from the NIH for over 10 years. Additionally, Dr. McDade is the Associate Director of the Dominantly Inherited Alzheimer Network Trials Unit (“DIAN-TU”). The DIAN-TU is a global network of families at risk for dominantly inherited Alzheimer’s, a genetic form of Alzheimer’s and is pioneering prevention trials for this young-onset form of Alzheimer’s. Dr. McDade earned his doctorate at Chicago College of Osteopathic Medicine and a B.A. degree in Psychology from Canisius College. Dr. McDade completed an internship at the University of Illinois College of Medicine in Chicago and his residency at the University of Maryland. Dr. McDade received his certification of Neurology from the American Board of Psychiatry and Neurology and Behavioral Neurology from the United Council of Neurologic Subspecialties.

Terri Hunter, PhD is a Technology Transfer Specialist at the United States Department of Veterans Affairs (USDVA). Dr. Hunter joined the USDVA in September 2020 and is responsible for managing life science technologies from initial disclosure through licensing and the maintenance of the license. Prior to joining the USDVA, Dr. Hunter worked as a senior licensing manager in the technology transfer Office, patents & licensing at the University of South Florida for 9 years (2010 to 2020). From 2003 to 2010, Dr. Hunter worked as a Research Scientist at Moffitt Cancer Center in Tampa, Florida. At Moffitt Dr. Hunter performed translational research focused on cancer vaccines and combination therapies for cancer. She has also served as a DNA analyst/expert witness for the Florida Department of Law Enforcement. Her post-doctoral training was conducted at St. Jude Children’s Research Hospital in Memphis, Tennessee form 1998-2000. She received a B.S. in Biology from Palm Beach Atlantic University in 1994, a M.S. in Medical Sciences from the University of South Florida, College of Medicine in 1997, and a Ph.D. in Medical Sciences from the University of South Florida, College of Medicine (1998, Medical Microbiology and Immunology Program). Dr. Hunter’s research interests included microbial genetics, DNA analysis, cell signaling, immunobiology of cancer, gene-modified tumor cell vaccine research: specifically pre-clinical and clinical research and combination biologic and pharmacologic treatments for cancer.

We entered into consulting agreements with Drs. Wisniewski and McDade on May 1, 2019 and Dr. Hunter on April 4, 2022. The annual cash compensation under the consulting agreements consists of $12,000 per scientific advisory board member. Drs. Wisniewski and McDade were awarded stock options to purchase 50,000 shares at $1.00 per share with a two-year term, vesting over two years. Dr. Hunter was awarded stock options to purchase 50,000 shares at $2.42 per share with a two-year term, vesting over two years.

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

Risks Related to Our Company, Early Clinical-Stage of Development and Financial Condition

We are at an early clinical-stage of development and currently have no source of near-term revenue and may never become profitable.

We are an early clinical-stage biopharmaceutical company. We have recently initiated clinical trials for our AL001 and AL002 programs. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our ability to generate revenue depends heavily on, among other developments:

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

We only have two product candidates, AL001 and AL002, which will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize AL001 or AL002, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for a few years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

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

We will need, but may be unable to obtain, funding on satisfactory terms, which could dilute our stockholders and investors, and/or impose burdensome financial restrictions on our business.

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

There are certain license fees and milestone payments required to be paid by us to the Licensor, pursuant to the terms of license agreements we have entered into with the Licensor. The license agreements for AL002 require us to pay royalty payments of 4% on net sales of products developed from the licensed technology for AL002 while the license agreements for AL001 require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL002 and an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of AL002, the Licensor received 3,601,809 shares of our common stock. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of our common stock. Minimum royalties for AL001 are $25,000 in 2023, $45,000 in 2024 and $70,000 in 2025 and every year thereafter, for the life of the agreement. Minimum royalties for AL002 are $20,000 in 2022, $40,000 in 2023 and $50,000 in 2024 and every year thereafter, for the life of the respective agreement. Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the AL002 technology, as follows:

Original AL001 License:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval

*Milestone met and completed

We have met the pre-IND meeting, IND application filing, and successfully completed the Phase I clinical trial milestones encompassing AL001. If we fail to meet a milestone payment by the specified date, the Licensor may terminate the respective license agreement. If the Licensor were to terminate either license agreement for whatever reason, it would materially and adversely affect our business, financial position and future prospects and you would likely lose the entirety of your investment in us.

AL002 License:

Payment		Due Date	Event
$50,000	*	Completed January 2022	Upon IND application filing

$50,000		12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000		12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval

*Milestone met and completed

On June 10, 2020, we obtained two additional royalty-bearing exclusive worldwide licenses from the Licensor to a therapy named AL001. One of the additional licenses is for the treatment of neurodegenerative diseases excluding Alzheimer’s and the other license is for the treatment of psychiatric diseases and disorders. There are certain license fees and milestone payments required to be paid pursuant to the terms of the June AL001 License Agreements. Under each of the June AL001 License Agreements, a royalty payment of 3% is required on net sales of products developed from the licensed technology. For the two additional AL001 licenses, in the aggregate, we paid initial license fees of $20,000. Additionally, under each of the June AL001 License Agreements, we are required to pay milestone payments on the due dates to the Licensor for the license of the technology, as follows:

Additional AL001 Licenses:

Payment	Due Date	Event
$50,000	Upon IND application filing	IND application filing

$150,000	12 months from IND filing date	Upon first dosing of patient in a clinical trial

$400,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$8,000,000	8 years from the effective date of the agreement	First commercial sale

These June AL001 License Agreements have an indefinite term that continue until the later of the date no licensed patent under the applicable agreement remains a pending application or enforceable patent, the end date of any period of market exclusivity granted by a governmental regulatory body, or the date on which the licensee’s obligations to pay royalties expire under the applicable license agreement.

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

Even if we develop AL001 or AL002 and gain regulatory approvals for either or both candidates, unless physicians and patients accept our product candidates, we may not be able to sell them and generate significant revenues. We cannot assure you that AL001, AL002 or any other potential product candidates we may eventually develop will achieve market acceptance and revenue if and when they obtain the requisite regulatory approvals. Market acceptance of any product candidate depends on a number of factors, including but not limited to:

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

We are responsible for the manufacture and supply of AL001 and AL002, independently of each other. The manufacturing of AL001 and AL002 necessitates compliance with applicable regulatory requirements of the FDA and the European Union, as well as with international cGMP and other international regulatory requirements. As of the date of this Annual Report, we do not have our own manufacturing facilities. We have contracted with a third-party manufacturer for the clinical supply of AL001 using GMP manufacturing for our planned AL001 clinical trials and plan to contract with established third parties for the long-term commercial production of AL001 and AL002. The responsibility to obtain market authorization for AL001 and AL002 remains with us. As such, even if we could potentially have a claim against one or more third parties, we are legally liable for any noncompliance related to AL001 and AL002 and we expect to retain legal responsibility for any future product candidates as well.

Additionally, we may have limited control over the associated manufacturing costs and potential unexpected increases in those costs over time. If costs increase, we may choose to pass on such costs to our customers, which could reduce our ability to compete by increasing the prices of our products (which we expect to be priced at a significant premium over competing generic products). See “Risks Related to Our Business and Industry — We expect to face substantial competition, with other entities possibly discovering, developing or commercializing products before, or more successfully than, we do.” If we cannot pass on all such costs to our customers, then our profitability would be adversely affected.

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

If AL001, AL002 or any other product candidate that we may develop in the future, prior to or after any approval for commercial sale, causes serious or unexpected side effects, or become associated with other safety risks such as misuse, abuse or diversion, a number of potentially significant negative consequences could result, including, without limitation, that:

•	regulatory authorities may interrupt, delay or halt clinical trials;

•	regulatory authorities may deny regulatory approval of AL001 or AL002;

•	regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in the form of REMS in connection with approval, if any;

•	regulatory authorities may withdraw their approval, require more onerous labeling statements or impose a more restrictive REMS of any product that is approved;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	any relationships that we may be able to form in the future with any commercial partners may suffer;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and testing of AL001 and AL002 are and will be subject to extensive regulation by regulatory authorities in the United States, Europe and elsewhere, and regulatory requirements applicable to our product differ from country to country. Neither we nor any commercial partner is permitted to market any of our current or future product candidates in the United States until we receive approval from the FDA of either a NDA or BLA for AL001 and AL002, respectively. Obtaining approval of an NDA or a BLA can be an uncertain process that requires us to utilize significant resources. Furthermore, regulatory authorities possess broad discretion regarding processing time and usually request additional information and raise questions which have to be answered. There is considerable uncertainty regarding the times at which products may be approved and we have no control over the FDA review process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including: warning letters, civil and criminal penalties, injunctions, withdrawal of approved products from the market, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending applications or supplements to approved applications.

Even if we fully comply with all applicable laws and regulations, the FDA may still determine that our clinical data are insufficient for final approval of an NDA or BLA. The process required by the FDA and most foreign regulatory authorities before human health care pharmaceuticals may be marketed generally involves nonclinical laboratory and, in some cases, animal tests; submission of an IND, which must become effective before clinical trials may begin; adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses; pre-approval inspection of manufacturing facilities and clinical trial sites; and FDA approval of an NDA or BLA, which must occur before a drug can be marketed or sold.

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

In addition, separate regulatory approvals are required in order to market any product in many jurisdictions, including the United States, the United Kingdom, European Economic Area, which consists of the 27 Member States (known as the “EU Member States”) of the European Union plus Norway, Iceland and Liechtenstein, and many others. Approval procedures vary among countries and can involve additional studies and testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may be unable to file for regulatory approvals or do so on a timely basis and, even if we are able to, we may not receive necessary approvals to commercialize our products in any market. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Generally speaking, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. For instance, any such differing interpretation could cause the FDA to require additional trials. In the event that

(i)	we obtain negative or inconclusive results from the AL001 or AL002 from a clinical trial,

(ii)	the FDA places a clinical hold on our clinical trials due to potential chemistry, manufacturing and controls issues or other hurdles, or

(iii)	the FDA does not approve our NDA for AL001 or our BLA for AL002, then:

•	we may not be able to generate sufficient revenue or obtain financing to continue our operations;

•	our ability to execute our current business plan will be materially impaired;

•	our reputation in the industry and in the investment community would likely be significantly damaged; and

•	the price of our common stock would likely decrease significantly.

Any of these results could materially and adversely affect our business, results of operations or financial condition.

Nearly every attempt at drug approval for Alzheimer’s has failed.

Despite billions of dollars invested by the National Institute of Health and the biopharmaceutical industry in research programs to develop novel therapeutics for Alzheimer’s, the FDA has not approved any new drugs for Alzheimer’s since 2003, except, however, that in June 2021, aducanumab (Biogen, Inc) received approval from the FDA for the treatment of Alzheimer’s using the accelerated approval pathway. Since 2003, many new types and classes of drugs have been developed and tested in Alzheimer’s, including monoclonal antibodies, gamma secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme (BACE) inhibitors, receptor for advanced glycation end-products (RAGE) inhibitors, nicotinic partial agonists and allosteric modulators, serotonin subtype receptor (5HT6) antagonists, and others. Except for Biogen’s approval, referred to above, virtually all of these scientific programs have failed in clinical testing.

Clinical trials for AL001 or AL002 can be expensive, time consuming, uncertain and susceptible to change, delay or termination.

Clinical trials are expensive, time consuming and difficult to design and implement. The result of a clinical trial may be undesirable and can result in a clinical trial cancellation or the need for re-evaluation and supplementation. Even if the results of our clinical trials are favorable, the clinical trials for AL001 or AL002 are expected to continue for a few years and may even take significantly longer to complete. In addition, we, the FDA, an IRB, or other regulatory authority, whether in the United States, European Union or elsewhere, may suspend, delay or terminate our clinical trials at any time, for various reasons, including, without limitation:

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

The occurrence of any of the foregoing could have a material adverse effect on our business, results of operations and financial condition. See the risk factor “There is a high rate of failure for drug candidates proceeding through clinical trials” above.

If our products do not receive breakthrough therapy designation, it could potentially increase the FDA’s review time and adversely impact our development timeline. Even if the FDA grants breakthrough therapy designation, it does not guarantee faster product development or FDA review and does not necessarily increase the likelihood of the product candidates receiving approval from the FDA.

Breakthrough therapy designation is reserved for drug or biologic products that are intended to treat serious conditions and for which preliminary clinical evidence indicates that the candidate may demonstrate a substantial improvement on one or more clinically significant endpoints over currently available therapies. The benefits of receiving the designation include additional guidance from FDA throughout the development process, assistance with designing clinical trials, and coordination with FDA senior managers and experienced review staff. We plan to seek breakthrough therapy designation for both AL001 and AL002.   However, we have not received breakthrough therapy designation or have qualified for expedited development, and no assurance can be given that we will. Even if we qualify for breakthrough therapy designation or expedited development, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that we will receive FDA approval.

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

We plan to seek full FDA approval in the United States for AL001 and AL002 to treat neurodegenerative diseases and psychiatric disorders, including Alzheimer’s. In addition, we have submitted a pre-IND meeting request with the FDA to explore AL001 for the treatment of bipolar disorder, MDD and PTSD. If AL001 or AL002 is approved, the FDA will restrict our ability to market or advertise it for the treatment of indications other than the one for which it is approved, which would limit its use. If we decide to attempt to develop, promote and commercialize new treatment indications and protocols for AL001, AL002 and potentially other product candidates in the future, we could not predict when, or if, we would ever receive the approvals required to do so. We would be required to conduct additional studies to support such applications for additional use, which would consume additional resources and may produce results that do not result in FDA approvals. If we do not obtain additional FDA approvals, our ability to expand our business in the United States would be adversely affected, which could materially and adversely affect our business, results of operations and financial condition.

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

Further, false claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, reimbursement claims for drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the payment of kickbacks by pharmaceutical providers has resulted in the submission of false claims to governmental health care programs. Under laws such as the Health Insurance Portability and Accountability Act of 1996 in the United States, we are prohibited from knowingly and willfully executing a scheme to defraud any health care benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from government-run health care programs such as Medicare and Medicaid and debarment from contracting with the U.S. and other governments. In addition, in the United States, individuals have the ability to bring actions on behalf of the government and potentially share in the recovery under the federal False Claims Act as well as under state false claims laws.

Many states in the United States have adopted fraud and abuse laws similar to their federal counterparts, including laws similar to the Anti-Kickback Statute, some of which apply to the referral of patients for health care services reimbursed by any source, not just governmental payers. In addition, California and some other states in the United States have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America Code on Interactions with Health Care Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

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

The development, FDA approval and commercialization of new therapy and vaccine products is highly competitive. We will face competition with respect to AL001, AL002 and any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with AL001 and AL002, we also face potential competition from other drug candidates in development by other companies. Our potential competitors include large health care companies, such as Celgene Corporation, Merck & Co., Inc., Sanofi S.A., Eli Lilly and Company, Bayer AG, Novartis AG, Johnson and Johnson and Boehringer Ingelheim GmbH.   We also know of several smaller early-stage companies that are developing products for use in our segment of the market. Some of the potential competitive compounds referred to above are being developed by large, well-financed and established pharmaceutical and biotechnology companies or have been partnered with such companies, which may give them development, regulatory and marketing advantages over our products.

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

Some of the companies against which we are competing or against which we may compete in the future have significantly greater financial, physical and human resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

If we are unable to compete successfully, we may be unable to grow and sustain our revenue, which could materially and adversely affect our business, results of operations and financial condition.

Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent our product candidates from being developed or commercialized in a timely manner, which could negatively impact our business.

We rely on the FDA to assist with the development our product candidates. The ability of the FDA to review and approve new drug products can be affected by a variety of factors outside of our control, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed and/or potentially approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the estimated timing of our drug development program may be delayed which would materially increase costs of drug development and harm our operations or business.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry, as well as patent challenge proceedings, including interference and administrative law proceedings before the USPTO and the European Patent Office (“EPO”), and oppositions and other comparable proceedings in other jurisdictions. Recently, under U.S. patent reform laws, new procedures including inter partes review and post grant review have been implemented. As stated below, the novel implementation of such laws presents uncertainty regarding the outcome of challenges to our patents in the future.

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

The strength of patents involves complex legal and scientific questions and can be uncertain. The patent applications that we may in the future own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, any of our future patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we may own, license or pursue with respect to AL001, AL002 or any future product candidates is threatened, it could threaten our ability to commercialize AL001, AL002 or any future product candidates. Further, if we encounter delays in our development efforts, the period of time during which we could market AL001, AL002 or any future product candidates under patent protection would be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to AL001, AL002 or any future product candidates.

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

Risks Relating to Legal Matters

We received a subpoena from the SEC in the investigation known as “In the Matter of DPW Holdings, Inc.,” the consequences of which are unknown.

In November 2019, we received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation known as “In the Matter of DPW Holdings, Inc.,” and that the subpoena was issued as part of an investigation as to whether BitNile Holdings, Inc., formerly known as DPW Holdings, Inc. (“BitNile”), and certain of its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities, directly or indirectly, violated certain provisions of the Securities Act and the Exchange Act, in connection with the offer and sale of its securities. Although the order states that the SEC may have information relating to such alleged violations, the subpoena expressly provides that the inquiry is not to be construed as an indication by the SEC or its staff that any violations of the federal securities laws have occurred. We have produced documents in response to the subpoena. The SEC may in the future require us to produce additional documents, information or seek testimony from other members of our management team.

We are unaware of the scope or timing of the SEC’s investigation. As a result, we do not know how the SEC’s investigation is proceeding or when the investigation will be concluded. We also are unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position, results of operations, or cash flows. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the SEC for documents or testimony could distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. This investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an enforcement action by the SEC. Two members of our current Board of Directors, Messrs. Horne and Nisser, are directors of BitNile. There can be no assurance that any final resolution of this and any similar matters will not have a material adverse effect on our business, financial condition or results of operations.

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

In the aggregate, beneficial ownership of the shares of our common stock by our directors and executive officers and their respective affiliated parties represents approximately 48.2% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Members of the Board of Directors and executive officers of our company and BitNile, contain some of the same individuals, which may present potential conflicts of interest.

Our company is controlled by Milton C. (Todd) Ault III, our Founder, Chairman Emeritus and consultant, directly and indirectly through his controlling equity interest in Ault & Company, Inc. the parent of Ault Life Sciences, Inc. and Ault Life Sciences Fund, LLC. Mr. Ault is also the Executive Chairman and single largest stockholder (through his control of Ault Alpha, LP) of BitNile, a publicly-traded diversified holding company focused primarily on the digital mining, investment, defense/aerospace, industrial and telecommunications industries. The Board of Directors and executive officers of our company and the board of directors and executive officers of BitNile contain some of the same individuals, all of whom devote a portion of their business and professional time and efforts to the respective businesses of our company as well as BitNile. William B. Horne, the Chairman of the Board of our company, is the Chief Executive Officer and a director of BitNile, Henry C.W. Nisser, our Executive Vice President, General Counsel and a director of our company, is the President, General Counsel and a director of BitNile, and Kenneth S. Cragun, our Senior Vice President of Finance is the Chief Financial Officer of BitNile. Additionally, Mr. Ault is the Chairman of Avalanche International, Corp. (“Avalanche”), a company currently engaged in developing advanced materials and processing technology for textile applications. Mr. Horne is a director of Avalanche and its Chief Financial Officer and Mr. Nisser is its Executive Vice President and General Counsel.

While we believe that our business and technologies are distinguishable from those of BitNile and that we do not compete in the markets in which BitNile compete, Mr. Ault and the other named individuals may have potential conflicts of interest with respect to, among other things, potential corporate opportunities, business combinations, joint ventures and/or other business opportunities that may become available to them, our company or BitNile. Moreover, while Mr. Ault and the other named individuals have agreed to devote a portion of their business and professional time and efforts to our company, potential conflicts of interest also include the amount of time and effort devoted by each of them to the affairs of BitNile. We may be materially adversely affected if Mr. Ault and/or the other named individuals choose to place the interests of BitNile before those of our company. Each of Mr. Ault and the other named individuals has agreed that, to the extent such opportunities arise, he will carefully consider a number of factors, including whether such opportunities were presented to him in his capacity as an officer or director of our company, whether such opportunities are within our company’s line of business or consistent with our strategic objectives and whether our company will be able to undertake or benefit from such opportunities. In addition, our Board of Directors has adopted a policy whereby any future transactions between us and any of our subsidiaries, affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to our company than could reasonably be obtained in “arm’s length” transactions with independent third parties, and any such transactions will also be approved by a majority of our disinterested independent directors. The named individuals, other than Mr. Ault, owe fiduciary duties of care and loyalty to our company under Delaware law. However, the failure of our management to resolve any conflicts of interest in favor of our company could materially adversely affect our business, financial condition and results of operations.

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

Risks Relating to Ownership of Our Common Stock

If we do not continue to satisfy the Nasdaq Capital Market continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically the minimum bid price requirement, and must regain compliance on or prior to December 19, 2022. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq.

If we were to fail to meet a Nasdaq Capital Market listing requirement, we may be subject to delisting by the Nasdaq Capital Market. In the event our common stock is no longer listed for trading on the Nasdaq Capital Market, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq Capital Market could also have other negative effects, including potential loss of confidence by partners, lenders, suppliers and employees and could also trigger various defaults under our lending agreements and other outstanding agreements. Finally, delisting could make it harder for us to raise capital and sell securities. You may experience future dilution as a result of future equity offerings. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock.

We do not know whether an active market will be sustained; as a result, it may be difficult for you to sell your shares of our common stock.

If an active market for our common stock is not sustained, it may be difficult for you to sell your shares of common stock at an attractive price or at all. We cannot predict the prices at which our common stock will trade. It is possible that in one or more future periods our results of operations and progression of our product pipeline may not meet the expectations of public market analysts and investors and, as a result of these and other factors, the price of our common stock may fall.

The market price of our common stock is volatile, which could result in substantial losses for investors.

Our common stock is listed on the Nasdaq Capital Market. Since our initial public offering last year, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the past 52-week period (through April 30, 2022), our stock closed at prices between $0.88 per share and $13.50 per share, as reported on Nasdaq.com.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	announcements of the failure to obtain regulatory approvals or receipt of a “complete response letter” from the FDA;

•	announcements of restricted label indications or patient populations, or changes or delays in regulatory review processes;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	any failure of our testing and clinical trials;

•	the impact of the ongoing COVID-19 pandemic on our business;

•	product liability claims, other litigation or public concern about the safety of our product candidates or future products;

•	any adverse changes to our relationship with licensors, manufacturers or suppliers;

•	the loss of any of our key scientific or management personnel;

•	any major changes to our Board of Directors or management;

•	the failure to obtain new commercial partners;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	the failure to achieve expected product sales and profitability;

•	the failure to obtain reimbursements for our product candidates as part of any healthcare insurance plan, or reductions in such reimbursements;

•	actual or anticipated fluctuations in our cash position or operating results;

•	manufacturing, supply or distribution shortages related to our current or future product candidates for our development programs and commercialization;

•	changes in financial estimates or recommendations by securities analysts;

•	the termination of any of our existing license agreements;

•	announcements relating to future licensing or development agreements;

•	potential acquisitions;

•	the trading volume of shares on The Nasdaq Capital Market;

•	sales of our shares by us, our executive officers or directors or our shareholders;

•	fluctuations in the U.S. equity markets;

•	changes in accounting principles;

•	market conditions in the healthcare sector; and

•	general economic conditions in the United States and elsewhere.

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

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of July 19, 2022, we had 95,481,790 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

The concentration of our stock ownership will limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

Our executive officers, directors and the holders of more than 5% of our outstanding common stock, in the aggregate, beneficially own a significant percentage of our common stock. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

We have limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the audit of our financial statements for the year ended April 30, 2022, we identified material weaknesses in our internal control over financial reporting.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions and, we have not designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to payment and financial accounting systems.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). We do not expect our independent registered public accounting firm to attest to our management report on internal control over financial reporting for so long as we are an emerging growth company.

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

One element of our strategy is to expand our pipeline of pharmaceuticals based on our technology and advance these product candidates through clinical development for the treatment of a variety of indications. Although our research and development efforts to date have resulted in a number of development programs based on our technology, we may not ultimately be able to develop product candidates that are safe and effective. Even if we are successful in continuing to expand our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. In addition, if we attempt to apply our technology to develop product candidates for indications outside of Alzheimer’s, we will need to evaluate the preclinical data and determine if additional data are needed to support the new indications. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenue in future periods, which would make it unlikely that we would ever achieve profitability.

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

As a public company, we operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the regulations of The Nasdaq Capital Market, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. We must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.

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

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biopharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive office is currently located at 3500 Lenox Rd NE, Suite 1500, Atlanta, GA 30326, where we utilize shared labs and extensive research resources. Our accounting and finance office is located in Orange County, California utilizing approximately 200 square feet of shared office space within the offices of BitNile, a related party. Our legal office is located in New York, New York utilizing shared office space within the offices of BitNile. We currently do not pay rent for our Orange County, California or New York, New York office spaces. We believe our present space is adequate for our current operations.

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

Market Information

Our common stock began trading on The NASDAQ Capital Market under the symbol “ALZN” on June 15, 2021. Prior to that date, there was no public trading market for our common stock.

Holders of Record

As of July 19, 2022, there were approximately 133 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Equity Compensation Information

 The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On April 26, 2022, we issued and sold 2,666,667 shares of our common stock to Digital Power Lending, LLC (“DPL”) for $4 million, or $1.50 per share, and issued to DPL warrants to acquire 1,333,333 shares of its common stock with an exercise price of $3.00 per share pursuant to the March 12, 2021 securities purchase agreement.

Use of Proceeds

On June 15, 2021, we issued and sold 2,875,000 shares of our common stock in the initial public offering (“IPO”) at a public offering price of $5.00 per share, resulting in net proceeds of $12.9 million after deducting underwriting discounts and commissions and offering expenses paid by us.

There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC. As of April 30, 2022, we have used $6.8 million of the net proceeds from the IPO.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

•	Fair Value of Common Stock. See the subsection titled “– Common Stock Valuations” below;

•	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option;

•	Expected Volatility. Because we do not have an extensive trading history for our common stock, the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available;

•	Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term; and

•	Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we used an expected dividend yield of zero.

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

Income Taxes. We recognize deferred income taxes for the future tax consequences attribute to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.

In accordance with Internal Revenue Code §382 (“IRC §382”), the future deductibility of our net operating losses (“NOLs”) may be subject to an annual limitation in the event of a change in control as defined by applicable regulations. We have yet to complete a formal study to confirm NOLs are not limited in utilization per IRC §382 and may reduce applicable deferred tax assets upon completion of such a study, in future periods.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We had no uncertain tax positions as of April 30, 2022.

Recent Accounting Pronouncements

See Note 3 to our financial statements included elsewhere in this report for additional information.

Emerging Growth Company Status

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

On August 17, 2021, we announced that we have contracted Altasciences Clinical Kansas (“Altasciences”) to conduct a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s beginning in September 2021. The Phase I first-in-human study is for the purpose of determining potential clinically safe and appropriate dosing for AL001 in future studies. The Phase I study investigated the pharmacokinetics (the movement of drug through the body) of lithium following a single dose of AL001 (the “study drug”) compared to a typical single dose of a marketed 300 mg immediate-release lithium carbonate capsule (the “comparator” – currently indicated to treat mood disorders) in healthy male and female subjects. The lithium and salicylate components of AL001 have been given within the amounts already approved for use in patients. The purpose of the research study is to test the safety, tolerability, and bioavailability (how much and when drug gets in the body) of the study drug, AL001, compared to the currently marketed formulation of the comparator, lithium carbonate. This was to ascertain what AL001 doses should be given, and how often, in subsequent Phase 2 safety and efficacy trials involving Alzheimer’s patients. At least 24 healthy male and female human subjects completed the Phase I trial.

On September 13, 2021, we announced that the first group of healthy participants have been dosed in a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s. On December 17, 2021, we announced that we received positive topline data from our Phase I clinical trial for AL001. A full report of the Phase I first-in-human study was completed in March 2022. The Phase I study was for the purpose of determining potential clinically safe and appropriate dosing for our ongoing Phase IIA MAD study. AL001 is a lithium-delivery system; it is a lithium-salicylate-L-proline engineered ionic co-crystal under development as an oral treatment for patients with dementia related to mild, moderate and severe cognitive impairment associated with Alzheimer’s.

We have an additional preclinical candidate for Alzheimer’s, AL002, which has transitioned from early-stage development to an extensive program of preclinical study and evaluation, which was completed on May 31, 2021 and was followed by a comprehensive report prepared by Charles River Laboratories, Inc., an independent preclinical service provider, received on July 23, 2021. Our preclinical program included a toxicologic evaluation, histopathology study and brain beta amyloid analysis and was expanded to include an immunoglobulin analysis and biodistribution study.

On July 30, 2021, we announced that we submitted a pre-IND meeting request for AL002 and supporting briefing documents to the Center for Biological Evaluation and Research of the FDA. On September 30, 2021, we announced that we have received a written response to our meeting request relating to our Type B Pre-IND application from the FDA providing a path for our planned clinical development of AL002. AL002 is a patented method using a mutant-peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s. Preclinical work supports AL002 being associated with a positive anti-inflammatory response and a decrease in brain amyloid contents. Based on AL002’s positive toxicology results, the biologic nature of this product and the urgent need to deliver treatments for Alzheimer’s to patients, we proposed, and the FDA agreed, to conduct a combined Phase I/II study.

 We recently announced that the FDA’s agreement to us conducting a combined Phase I/II study, together with our process to identify the right manufacturing partner to provide our study drug materials for the Phase I/II study, has extended the timeline for when we anticipate filing the IND, which is now expected to be done in the third calendar quarter of 2022, and we plan to initiate the clinical trial of AL002 as soon as possible after the approval of the IND by the FDA.

On March 28, 2022, we announced receipt of full data set from Phase I clinical trial for AL001. The full data set builds upon topline data previously reported on December 17, 2021. These data affirmed that dose-adjusted relative bioavailability analyses of the rate and extent of lithium absorption in plasma indicate that AL001 at 150 mg dosage is bioavailability to the marketed 300 mg lithium carbonate product and the shapes of the lithium plasma concentration versus time curves are similar. AL001 salicylate plasma concentrations are observed to be well tolerated and consistently within safe limits and the safety profiles of both AL001 and the marketed lithium carbonate capsule were benign.

During Phase I first-in-human trial, participants received a single dose of AL001 containing lithium in an amount equivalent to 150 mg lithium carbonate; this is the dose proposed by the inventors as likely appropriate for Alzheimer’s treatment when given three times daily. Currently, marketed immediate-release lithium carbonate 300 mg are given three times daily; for example, lithium carbonate 300 mg three times daily is a dose commonly used for bipolar affective disorders. It can be difficult to set the appropriate dose of lithium carbonate and other lithium products due to the small margin between effective and toxic blood levels and to avoid side effects or inadequate treatment outcomes. We see the possibility of providing the benefits from lithium at up to 50% of the currently approved lithium carbonate dosage, with the potential for better outcomes and with elimination of the need for lithium therapeutic drug monitoring. Moreover, the data confirms AL001’s potential as a replacement of the current lithium-based treatments and may provide a treatment for over 40 million Americans suffering from Alzheimer’s and other neurodegenerative diseases and psychiatric disorders.

Such findings may allow us to design a development program that will potentially reduce the amount of new data generated to support approval. Bioequivalence may have utility for AL001 when seeking approval for the indications of currently marketed lithium products, and for new indications as a benchmark for safety. Given the systemic pharmacokinetic similarity to marketed immediate-release lithium carbonate products, AL001 is being dosed three times daily in the ongoing Phase IIA MAD study.

On April 4, 2022, we announced the appointment of Dr. Terri Hunter, Ph.D., a Technology Transfer Specialist, to our Scientific Advisory Board. During her tenure at the University of South Florida, Dr. Hunter was responsible for managing the patent portfolio associated with Alzamend’s two product candidates, AL001 and AL002.

On April 11, 2022, we announced that we contracted with Altasciences and iResearch Atlanta, LLC (“iResearch”) to manage and conduct, respectively, our Phase IIA MAD study in patients with mild to moderate Alzheimer’s. The Phase IIA study, which commenced enrollment in May 2022, is for the purposes of evaluating the safety and tolerability of AL001 under multiple dose, steady-state conditions, and to determine the maximum tolerated dose in patients with mild to moderate Alzheimer’s.

On April 28, 2022, we announced that DPL has made an additional investment in our company. On March 28, 2022, we announced receipt of the full data set from Phase I clinical trial for AL001. Based on the achievement of this milestone, under the March 12, 2021 securities purchase agreement, Alzamend sold an additional 2,666,667 shares of its common stock to DPL for $4 million, or $1.50 per share, and issued to DPL warrants to acquire 1,333,333 shares of its common stock with an exercise price of $3.00 per share.

On May 5, 2022, we announced that the first patient with mild to moderate Alzheimer’s has been dosed in a 12-month Phase IIA MAD study for dementia related to Alzheimer’s. The Phase IIA study will evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions and determine the maximum tolerated dose in patients diagnosed with mild to moderate Alzheimer’s. Lithium has been well characterized for safety and is approved/marketed in multiple formulations for bipolar affective disorders. Lithium dosing for the MAD cohorts is based on a fraction of the usual dose for treatment of bipolar affective disorder (i.e., AL001 lithium content at a lithium carbonate equivalent of 300 mg three times daily, daily total of 900 mg), with the target dose for Alzheimer’s treatment at half of that lithium carbonate equivalent value (150 mg three times daily, daily total of 450 mg). In each cohort, consisting of six active and two placebo patients (as per randomization), multiple ascending doses will be administered three times daily for 14 days under fasted conditions (at least 1 hour before or 4 hours after meals) up to tolerability/safety limits. The lithium and salicylate components of AL001 will be given within the amounts already approved for use in patients. Up to 40 subjects will complete the Phase IIA trial. The maximum tolerated dose will then be used for further studies. Topline data are expected in December 2022 from this study.

On May 17, 2022, we announced that we have submitted a Pre-IND meeting request for AL001 and supporting briefing documents to the FDA for the treatment of bipolar disorder, MDD and PTSD. On July 18, 2022, we announced that we received a written response from the FDA. Based on the written response from the FDA, we plan to submit separate INDs for bipolar disorder, MDD, and PTSD after completion of the current Phase II MAD clinical trial, which would allow us to initiate Phase II studies in each of those indications.

The continuation of our current plan of operations with respect to completing our IND application and our series of human clinical trials for each of our therapeutics requires us to raise additional capital to fund our operations.

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

Results of Operations

Results of Operations for the Year Ended April 30, 2022 Compared to Year Ended April 30, 2021

The following table summarizes the results of our operations for the years ended April 30, 2022 and 2021:

	For the Year Ended April 30,
	2022	2021	$ Change	% Change
OPERATING EXPENSES
Research and development	$5,201,314	$1,310,716	$3,890,598	297%
General and administrative	7,118,221	3,641,172	3,477,049	95%
Total operating expenses	12,319,535	4,951,888	7,367,647	149%
Loss from operations	(12,319,535)	(4,951,888)	(7,367647)	149%

OTHER EXPENSE, NET
Gain on extinguishment of debt	4,000	62,418	(58,418)	-94%
Interest expense	(46,524)	(142,421)	95,897	-67%
Interest expense - related party	-	(16,382)	16,382	-100%
Interest income - related party	-	1,706	(1,706)	-100%
Total other expense, net	(42,524)	(94,679)	52,155	-55%

NET LOSS	$(12,362,059)	$(5,046,567)	$(7,315,492)	145%

Basic and diluted net loss per common share	$(0.14)	$(0.07)	$(0.07)	*

Basic and diluted weighted average common shares outstanding	89,095,274	72,650,073		*

*	Not meaningful

  Revenue

We were formed on February 26, 2016 to acquire and commercialize patented intellectual property and know-how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. We currently have only two product candidates, AL001 and AL002. These products are in the preclinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the years ended April 30, 2022 and 2021, and we do not anticipate that we will generate revenue for the foreseeable future.

 Research and Development Expenses

Research and development expenses for the years ended April 30, 2022 and 2021 were $5.2 million and $1.3 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock compensation expense:

	For the Year Ended April 30,
	2022	2021	$ Change	% Change
Professional fees	$3,869,032	$1,173,464	$2,695,568	230%
Licenses and fees	715,000	50,000	665,000	1330%
Stock compensation expense	423,167	87,252	335,915	385%
Other research and development expenses	194,115	-	194,115	*
Total research and development expenses	$5,201,314	$1,310,716	$3,890,598	297%
* Not meaningful

Professional Fees

During the years ended April 30, 2022 and 2021, we reported incurring professional fees of $3.9 million and $1.2 million, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to the Phase I study for AL001 for dementia related to Alzheimer’s.

Licenses and Fees

 There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the Standard Exclusive License Agreement with Sublicensing Terms.

During the year ended April 30, 2022, we incurred $715,000 in license fees related to completion of the Phase I study for AL001 for dementia related to Alzheimer’s. During the year ended April 30, 2021, we incurred $50,000 in license fees related to achieving the milestone of conducting pre-IND discussions with the FDA regarding AL001.

Stock Compensation Expense

During the years ended April 30, 2022 and 2021, we incurred $423,000 and $87,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from authorized shares instead of settling such obligations with cash payments.

General and Administrative Expenses

General and administrative expenses for the years ended April 30, 2022 and 2021 were $7.1 million and $3.6 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock compensation expense; professional fees; insurances; as well as salaries and benefits. For the years ended April 30, 2022 and 2021, the remaining general and administrative expenses of $279,000 and $166,000, respectively, primarily consisted of payments for advertising and promotion, transfer agent fees, travel, and other office expenses, none of which is significant individually.

	For the Year Ended April 30,
	2022	2021	$ Change	% Change
Stock compensation expense	$3,985,403	$2,323,810	$1,661,593	72%
Professional fees	714,036	699,910	14,126	*
Insurance	714,329	-	714,329	100%
Salary and benefits	873,013	451,921	421,092	93%
Licenses and fees	250,489	-	250,489	100%
Management services	302,089	-	302,089	100%
Other general and administrative expenses	278,862	165,531	113,331	*
Total general and administrative expenses	$7,118,221	$3,641,172	$3,477,049	95%

*	Not meaningful

Stock Compensation Expense

During the years ended April 30, 2022 and 2021, we incurred general and administrative stock compensation expense of $4.0 million and $2.3 million, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital Securities, LLC (“Spartan Capital”). All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from authorized shares instead of settling such obligations with cash payments.

Salaries and Benefits

The second largest component of general and administrative expenses is salaries and benefits expense. During the years ended April 30, 2022 and 2021, we incurred $873,000 and $452,000, respectively, in employee-related expenses. As of April 30, 2022, we had four full-time and four part-time employees.

Insurance Expense

During the year ended April 30, 2022, we incurred insurance expense of $714,000, which was primarily directors and officers insurance that was required as part of the IPO process.

Professional Fees

During the years ended April 30, 2022 and 2021, we reported professional fees of $714,000 and $700,000, respectively, which were principally comprised of the following items:

Year Ended April 30, 2022

•	In June 2017, we entered into a five-year consulting agreement with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to general corporate matters. In December 2017, we paid to Spartan Capital a consulting fee of $1.4 million for the services to be rendered over the 60-month term of this consulting agreement. During the year ended April 30, 2022, we recorded an expense of $248,000 as a result of this consulting agreement.

•	During the year ended April 30, 2022, we incurred $249,000 in audit and tax fees, $89,000 in legal fees, $88,000 in related party consulting and $40,000 in investor relations expenses.

Year Ended April 30, 2021

•	During the year ended April 30, 2021, we recorded an expense of $280,000 in connection with the five-year consulting agreement with Spartan Capital.

•	In June 2019, we entered into a two-year uplisting agreement (the “Uplisting Agreement”) with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to a potential public offering. Compensation under this agreement consisted of a cash payment in the amount of $475,000 and the issuance of 500,000 shares of common stock. We are amortizing the cost of these services over the two-year term of the Uplisting Agreement. During the year ended April 30, 2021, we recorded an expense of $263,000 in connection with the Uplisting Agreement. The Uplisting Agreement was terminated on March 3, 2021.

•	During the year ended April 30, 2021, we incurred $107,000 in audit fees, $26,000 in legal fees and $24,000 in investor relations expenses.

 Other Expense, Net

Gain on Extinguishment of Debt

In May 2020, we received an advance of $4,000 and loan proceeds in the amount of $62,000 under the Paycheck Protection Program (“PPP”). The PPP, established as part of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), provides for loans to qualifying businesses for amounts up to 2.5 times of the average monthly payroll expenses of the qualifying business. The loans and accrued interest are forgivable after the earlier of (i) 24 weeks after the loan disbursement date and (ii) December 31, 2020; as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels.

We used the proceeds for purposes consistent with the PPP. In December 2020, we met the conditions and received forgiveness of the advance of $4,000 and loan of $62,000 and recorded the benefit as a gain on extinguishment of debt.

Interest Expense

Interest expense was $47,000 for the year ended April 30, 2022 related to the convertible promissory note issued in August 2020, including non-cash interest expense of $13,000 recorded from the amortization of debt discount. Interest expense was $142,000 for the year ended April 30, 2021 related to the convertible promissory note issued in August 2020, including non-cash interest expense of $124,000 recorded from the amortization of debt discount.

Current and Deferred Income Taxes

As of April 30, 2022 and 2021, we had deferred tax assets totaling $10.1 million and $4.4 million, respectively. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is less likely than not that all of the deferred tax assets will be realized. Accordingly, we have established a 100% valuation allowance. As a result of the full valuation allowance, we did not record an income tax benefit during the years ended April 30, 2022 and 2021.

Liquidity and Capital Resources

 The accompanying financial statements have been prepared on the basis that our company will continue as a going concern. As of April 30, 2022, we had cash of $14.1 million and an accumulated deficit of $29.2 million. We have incurred recurring losses and reported losses for the year ended April 30, 2022 totaling $12.4 million. In the past, we have financed our operations principally through sales of promissory notes and equity securities.

In March of 2021, we entered into a securities purchase agreement with DPL, pursuant to which we agreed to sell an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of the $50,000 convertible promissory note, previously issued to BitNile, for an aggregate of 2,666,667 shares of common stock. Under the terms of the securities purchase agreement, DPL (i) purchased, in July 2021, an additional 1,333,333 shares of common stock upon FDA approval of our IND for our Phase I clinical trials for AL001 for a purchase price of $2 million; and (ii) on April 26, 2022, purchase 2,666,667 shares of common stock upon completion of these Phase I clinical trials for AL001 for a purchase price of $4 million. In addition, we issued DPL warrants to purchase an aggregate of 6,666,667 shares of common stock at an exercise price of $3.00 per share. Finally, we agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million on April 26, 2022, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

On June 17, 2021, we announced the closing of our IPO of 2,875,000 shares of common stock at a price to the public of $5.00 per share. The proceeds from the offering to us, net of underwriting discounts and commissions and offering expenses, were approximately $12.9 million. Our common stock is listed on The Nasdaq Capital Market under the ticker symbol “ALZN”.

We will need to obtain substantial additional funding in the future for our clinical development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•	successful enrollment in and completion of clinical trials;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if our product candidates are approved, commercial manufacturing;

•	our ability to maintain our current research and development programs and establish new research and development programs;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial, and information management systems, and hire additional personnel, including personnel to support development of our product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;

•	the timing and amount of milestone and other payments we may receive under our collaboration arrangements;

•	our eventual commercialization plans for our product candidates;

•	the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims; and

•	the costs and timing of regulatory approvals.

A change in the outcome of any of these or other variables with respect to the development of any of our product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans.

We expect to continue to incur losses for the foreseeable future and need to raise additional capital until we are able to generate revenues from operations sufficient to fund our development and commercial operations. However, based on our current business plan, we believe that our cash and cash equivalents at April 30, 2022, are sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report.

Cash Flows

The following table summarizes our cash flows for the years ended April 30, 2022 and 2021:

	For the Year Ended April 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(6,613,990)	$(2,712,027)
Investing activities	(106,458)	100,915
Financing activities	18,854,989	4,450,097
Net increase in cash and cash equivalents	$12,134,541	$1,838,985

 Operating Activities

During the year ended April 30, 2022, net cash used in operating activities was $6.6 million. This consisted primarily of a net loss of $12.4 million, partially offset by non-cash charges of $4.4 million in stock-based compensation expense and an increase in our net operating assets and liabilities of $1.3 million. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued expenses and a decrease in prepaid expenses and other current assets. Prepaid expenses decreased primarily from the amortization of Spartan Capital consulting fees in the amount of $280,000 and offering costs in the amount of $353,000.

During the year ended April 30, 2021, net cash used in operating activities was $2.7 million. This consisted primarily of a net loss of $5.0 million, offset by non-cash charges of $2.4 million in stock-based compensation expense and a decrease in our net operating assets and liabilities of $152,000. The decrease in our net operating assets and liabilities was due to a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other current assets.

Investing Activities

During the year ended April 30, 2022, net cash used in investing activities was $106,000, from the purchase of equipment and machinery. We purchased a CliniMACS Plus instrument to be used on the ALZN002 project at the University of Miami. The machine was purchased from Miltenyi Biotec and is utilized to separate the monocytes from blood. We purchased this equipment to streamline the development of DCs to create the AL002 vaccine for patients in the 24-months Phase I/II clinical trials.

During the year ended April 30, 2021, net cash provided by investing activities was $101,000. This consisted of proceeds from repayment of notes receivable from Avalanche, a related party. In August 2020, the principal and accrued interest on the AVLP Note was paid in full.

Financing Activities

During the year ended April 30, 2022, net cash provided by financing activities was $18.9 million. This consisted primarily of proceeds from our initial public offering of $12.9 million, net of costs, and proceeds of $6 million from the issuance of common stock and warrants to DPL. On July 28, 2021, we received from the FDA a “Study May Proceed” letter for a Phase IA study under our IND application for AL001. Based on the achievement of this milestone, we sold an additional 1,333,333 shares of common stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of our common stock with an exercise price of $3.00 per share. On March 28, 2022, we a received the full data set from the Phase I clinical trial for AL001. Based on the achievement of this milestone, we sold an additional 2,666,667 shares of our common stock to DPL for $4.0 million, or $1.50 per share, and issued to DPL warrants to acquire 1,333,333 shares of our common stock with an exercise price of $3.00 per share.

During the year ended April 30, 2021, net cash provided by financing activities was $4.5 million. This consisted primarily of proceeds from the issue of common stock and short-term advances from DPL.

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

There are certain initial license fees and milestone payments required to be paid by us to the Licensor, pursuant to the terms of license agreements we have entered into with the Licensor. The license agreements for AL002 require us to pay royalty payments of 4% on net sales of products developed from the licensed technology for AL002 while the license agreements for AL001 require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL002 and an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of AL002, the Licensor received 3,601,809 shares of our common stock. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of our common stock. Minimum royalties for AL001 are $25,000 in 2023, $45,000 in 2024 and $70,000 in 2025 and every year thereafter, for the life of the agreement. Minimum royalties for AL002 are $20,000 in 2022, $40,000 in 2023 and $50,000 in 2024 and every year thereafter, for the life of the respective agreement. Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the AL002 technology, as follows:

Original AL001 License:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	ND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval

*Milestone met and completed

AL002 License:

Payment		Due Date	Event
$50,000	*	Upon IND application filing	Upon IND application filing

$50,000		12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000		12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval

*Milestone met and completed

We have met the pre-IND meeting, IND application filing, and successfully completed the Phase I clinical trial milestones encompassing AL001. If we fail to meet a milestone by its specified date, Licensor may terminate the license agreement.

The Licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by us while the Licensor remains the owner of any equity securities of our company.

On June 10, 2020, we obtained two (2) additional royalty-bearing exclusive worldwide licenses from the Licensor to a therapy named AL001. One of the additional licenses is for the treatment of neurodegenerative diseases excluding Alzheimer’s and the other license is for the treatment of psychiatric diseases and disorders. There are certain license fees and milestone payments required to be paid pursuant to the terms of the June AL001 License Agreements. Under each of the June AL001 License Agreements, a royalty payment of 3% is required on net sales of products developed from the licensed technology. For the two additional AL001 licenses, in the aggregate, we paid initial license fees of $20,000. Additionally, under each of the June AL001 License Agreements, we are required to pay milestone payments on the due dates to the Licensor for the license of the technology, as follows:

Additional AL001 Licenses:

Payment	Due Date	Event
$50,000	Upon IND application filing	IND application filing

$150,000	12 months from IND filing date	Upon first dosing of patient in a clinical trial

$400,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$8,000,000	8 years from the effective date of the agreement	First commercial sale

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As of April 30, 2022, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report and has determined that our disclosure controls and procedures were not effective due to the material weaknesses as described herein.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of April 30, 2022, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting function, which restricts our ability to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions; and

2.	Our primary user access controls (i.e., provisioning, de-provisioning, privileged access and user access reviews) to ensure appropriate authorization and segregation of duties that would adequately restrict user and privileged access to the financially relevant systems and data to appropriate personnel were not designed and/or implemented effectively. We did not design and/or implement sufficient controls for program change management to certain financially relevant systems affecting our processes.

Planned Remediation

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

•	Formalizing our internal control documentation and strengthening supervisory reviews by our management; and

•	Adding additional accounting personnel and segregating duties amongst accounting personnel.

Management continues to work to improve its controls related to our material weaknesses, specifically relating to user access and change management surrounding our information technology systems and applications. Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) enhancing design and documentation related to both user access and change management processes and control activities; and (ii) developing and communicating additional policies and procedures to govern the area of information technology change management. In order to achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

•	Engaging a third-party specialist to assist management with improving the Company’s overall control environment, focusing on change management and access controls; and

•	Implementing new applications and systems that are aligned with management’s focus on creating strong internal controls.

We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures. These material weaknesses will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of these material weaknesses, we believe that the consolidated financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2022, there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our executive officers, directors and director nominees, and their positions with us, as of the date of this Annual Report:

Name	Age	Position
Stephan Jackman	46	Chief Executive Officer and Director
Henry C.W. Nisser	53	Executive Vice President, General Counsel and Director
Kenneth S. Cragun	61	Senior Vice President of Finance
David J. Katzoff	60	Chief Operating Officer
Lien T. Escalona	53	Chief Financial Officer
William B. Horne	54	Chairman of the Board
Mark Gustafson	62	Director
Lynne Fahey McGrath, M.P.H., Ph.D.	67	Director
Jeffrey Oram	55	Director
Andrew H. Woo, M.D., Ph.D.	59	Director

The following information provides a brief description of the business experience of each executive officer and director.

Stephan Jackman joined our company as Chief Executive Officer in November 2018. Mr. Jackman was elected as a director in September 2020. He has played an intricate role in the development of therapeutic treatments, products and programs from the research stage to market and commercialization. Mr. Jackman has demonstrated a dedicated dual focus of creating value for internal and external stakeholders while developing strategic alliances and cross-function teams to meet and exceed goals. Prior to joining our company, from October 2017 to November 2018, Mr. Jackman was the Chief Operating Officer of Ennaid Therapeutics, an emerging biopharmaceutical company focusing on cures for mosquito borne infectious diseases such as Zika and Dengue viruses. From October 2015 to October 2017, Mr. Jackman was Chief Operating Officer of Exit 9 Technologies, a technology startup with a digital platform that connects retailers, publishers and customers. Additionally, from August 2014 to October 2015, he was an independent project and management consultant assisting startups, Fortune 500 companies and non-profits with major strategic initiatives. He has also held positions of increasing responsibility at Novartis Pharmaceuticals Corporation, L’Oréal USA, SBM Management Services and Family Intervention Services. Mr. Jackman holds a Master of Science in Management and a Bachelor of Engineering in Mechanical Engineering from Stevens Institute of Technology. Mr. Jackman’s 15 years of experience in life sciences and growth companies, day-to-day operational leadership of our company and in-depth knowledge of our drug candidates make him well qualified as a member of the Board.

Henry C.W. Nisser has served as our Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director in September 2020. Since May 2019, Mr. Nisser has served as the Executive Vice President and General Counsel of BitNile and as one of its directors since September 2020; he became BitNile’s President on January 12, 2021. Since February 2021, Mr. Nisser has served as the President, General Counsel and a director of Ault Disruptive Technologies Corporation, a publicly traded special purpose acquisition company (“Ault Disruptive”). Mr. Nisser is the Executive Vice President and General Counsel of Avalanche. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser is fluent in French and Swedish, as well as conversant in Italian. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom. We believe that Mr. Nisser’s extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies give him the qualifications and skills to serve as one of our directors.

Kenneth S. Cragun joined our company on a part-time basis in December 2018. Since February 2021, Mr. Cragun has served as the Chief Financial Officer of Ault Disruptive. Since August 2020, Mr. Cragun has served as the Chief Financial Officer of BitNile and between October 2018 and August 2020, served as its Chief Accounting Officer. Since September 2018, Mr. Cragun has served on the board of directors and Chairman of the Audit Committee of Verb Technology Company, Inc. He served as a CFO Partner at Hardesty, LLC, a national executive services firm between October 2016 and October 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation, a publicly traded company and a nationwide leader in technology driven, healthcare-related, risk management programs, and of RISA Tech, Inc., a private structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, from April 2009 to September 2016, which operated Local.com, a U.S. top 100 website, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo.

David J. Katzoff joined our company on a part-time basis in November 2019, serving as our Senior Vice President of Operations from November 2019 to December 2020, and currently serves as our Chief Operating Officer since December 2020. Mr. Katzoff has served as Senior Vice President of Finance of BitNile since January 2019. Since December 2021, Mr. Katzoff has served as the Chief Financial Officer of Imperalis Holding Corp., a publicly listed company. Since February 2021, Mr. Katzoff has served as the Vice President of Finance of Ault Disruptive. From 2015 to 2018, Mr. Katzoff served as Chief Financial Officer of Lumina Media, LLC, a privately-held media company and publisher of life-style publications. From 2003 to 2017, Mr. Katzoff served a Vice President of Finance of Local Corporation, a publicly-held local search company. Mr. Katzoff received a B.S. degree in Business Management from the University of California at Davis.

Lien T. Escalona joined our company as our full-time Chief Financial Officer in June 2021. She had served as the Director of Reporting on a part-time basis at BitNile from January to May 2021. Previously, Ms. Escalona was the Director of Financial Reporting for Confie Seguros Holding Co. from June to December 2020 and Landsea Homes Corporation from January 2019 to June 2020, where she was involved in the companies’ special purpose acquisition company, or SPAC, transactions. From February to December 2018, Ms. Escalona served as the acting Director of Business Acquisitions for Smilebrands, Inc., a healthcare company, working on acquisitions and purchase price accounting matters. From March 2015 to January 2018, Ms. Escalona served as an independent contractor to Western Digital Corporation in several capacities, ranging from financial reporting, SEC reporting, systems implementation, purchase price accounting, to training and cross-training. Ms. Escalona has served as an independent accounting contractor to various public companies in the Silicon Valley, Los Angeles and Orange County areas for more than 25 years in multiple industries, with an emphasis on accounting and finance, system implementation and SEC reporting. Ms. Escalona received a B.A. degree in Social Ecology from the University of California, Irvine.

William B. Horne has served as a director of our company since June 2016 and upon the effectiveness of our initial public offering in June 2021, Mr. Horne become our Chairman of the Board. Mr. Horne served as our Chief Financial Officer from June 2016 through December 2018. Mr. Horne has been a member of the board of directors of BitNile since October 2016. In January 2018, Mr. Horne was appointed as BitNile’s Chief Financial Officer until August 2020, when he resigned as its Chief Financial Officer and was appointed as its President. On January 12, 2021, Mr. Horne resigned as BitNile’s President and became its Chief Executive Officer. Mr. Horne has served as a director and Chief Executive Officer of Ault Disruptive Technologies Corporation, a special purpose acquisition company, since its inception in February 2021. Mr. Horne has served as a director and Chief Financial Officer of Avalanche since June 2016. Mr. Horne has served as a director and Chief Financial Officer of Ault & Co. since October 2017. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Mark Gustafson joined our Board of Directors and became the Chairman of the Audit Committee in June 2021. Mr. Gustafson is a Chartered Professional Accountant with over 35 years of corporate, private and public company experience. Since April 2021, Mr. Gustafson has been the Chief Financial Officer, and since January 2022, a director, for PharmaKure Limited, a private London-based biopharmaceutical company dedicated to the treatment of neurodegenerative diseases. Since December 2021, Mr. Gustafson has served as an independent director and Chairman of the Audit Committee of Ault Disruptive. Since June 2020, Mr. Gustafson has served as the founder and director of Alpha Helium Inc., a private Canadian-based company helium exploration company. From 2014 to 2020, he was the Chief Executive Officer of Challenger Acquisitions Limited, a London Stock Exchange listed entertainment company. From 2010 to 2012, Mr. Gustafson was the President and Chief Executive Officer of Euromax Resources Limited, a Toronto Stock Exchange listed mineral exploration company. From 2005 to 2009, he served as Chairman and Chief Executive Officer of Triangle Energy Corporation, a New York Stock Exchange listed oil and gas exploration company, from 2004 to 2006, he served as President and Chief Executive Officer of Torrent Energy Corporation, a private oil and gas company, and from 2001 to 2002, he served as a financial consultant for Samson Oil & Gas and Peavine Resources, two private oil and gas companies. From 1997 to 1999, Mr. Gustafson served as President and Chief Executive Officer of Total Energy Services Ltd., a Toronto Stock Exchange listed oilfield services company, from 1993 to 1995, he served as the Chief Financial Officer of Q/media Software Corporation, a Toronto Stock Exchange listed software company, and from 1987 to 1993, he served initially as the Chief Financial Officer and then as a Vice President in charge of two operating divisions at EnServ Corporation, a Toronto Stock Exchange listed oilfield services company. From 1981 to 1987, he served as an audit manager at Price Waterhouse in Calgary Alberta. Mr. Gustafson received his Bachelor of Business Administration from Wilfrid Laurier University. Mr. Gustafson has been a Chartered Accountant since 1983. We believe that Mr. Gustafson’s over 35 years of corporate, private and public company operational and financial experience gives him the qualifications and skills to serve as one of our directors and as Chairman of the Audit Committee.

Lynne Fahey McGrath, M.P.H., Ph.D. joined our Board of Directors in June 2021. Dr. McGrath has served as a consultant to various companies in the biopharmaceutical industry, including: to the executive team of Nobias Therapeutics, Inc., a biotechnology product development company, between May 2020 and December 2021; a regulatory consultant with FoxKiser, LLC, a biotechnology consulting firm, from August 2018 to March 2020; and a regulatory consultant with Catalyst Healthcare Consulting, a biotechnology consulting firm, from 2020 to 2021. Dr. McGrath was a senior lead and Vice President of Regulatory Affairs at Regenxbio, Inc., where she headed global strategy for its portfolio of gene therapy products, from April 2015 to July 2018. Previously, she held senior positions at Novartis Corporation including Vice President, Global Head of Regulatory Affairs at Novartis Consumer Health and U.S. Head of Regulatory Affairs at Novartis Oncology from 2003 to April 2015. Dr. McGrath received a B.S. degree from the University of Connecticut, M.S. in Environmental Science from Rutgers University and M.P.H. and Ph.D. in Public Health from the University of Medicine and Dentistry of New Jersey Robert Wood Johnson Medical School. We believe that Dr. McGrath’s expertise in regulatory affairs and pharmaceutical product development across a range of therapeutic categories and her more than 30 years of experience directing worldwide approvals of more than 50 new drugs and indications makes her well qualified to serve as one of our directors.

Jeffrey Oram joined our Board of Directors in June 2021. Mr. Oram is a business professional with more than 25 years of corporate, private and institutional investment experience. Mr. Oram has spent the last 13 years in the institutional real estate capital markets. Since 2016, he has been a Principal at Godby Realtors, a private real estate investment and brokerage firm. From 2010 to 2018, Mr. Oram served as an Executive Member of the New Jersey State Investment Council, which oversees the investment of the State of New Jersey’s pension fund. From 2011 to 2016, he served as Executive Managing Director at Colliers International, from 2009 to 2011 he served as Director at Marcus and Millichap, and from 2003 to 2009, served as First Vice President at CB Richard Ellis. Mr. Oram received a Bachelor of Science degree in Biology from Princeton University. We believe that Mr. Oram’s 25 years of corporate, private and institutional investment experience gives him the qualifications and skills to serve as one of our directors.

Andrew H. Woo, M.D., Ph.D. joined our Board of Directors in June 2021. Dr. Woo is in private practice at Santa Monica Neurological Consultants and serves as an Assistant Clinical Professor of Neurology at the David Geffen School of Medicine at UCLA and Cedars-Sinai Medical Center. He also serves on the board for the Multiple Sclerosis Association of America and its Navigating MS International Steering Committee. He has been presented with UCLA clinical faculty teaching awards in 2006, 2012 and 2019 and is listed in America’s Top Physicians by the Consumer Research Council of America and Castle Connolly America’s Top Doctors 2006, 2007, 2010-2021, Southern California Super Doctors since 2008, and Los Angeles Magazine Top Doctors. He is an invited speaker at the Muntada International Symposium in Abu Dhabi. Dr. Woo received his B.A. from Cornell University and completed his M.D. and Ph.D. in Neuroimmunology in the Department of Molecular and Cell Biology at Brown University. He completed his medicine internship at Weil-Cornell Presbyterian Hospital/Cornell Medical Center in New York, his neurology residency at UCLA, and his fellowship in neurophysiology at Harbor-UCLA. We believe that Dr. Woo’s extensive medical experience gives him the qualifications and skills and relevant insight to serve as one of our directors.

Board Leadership Structure and Risk Oversight

Our Board is currently chaired by Mr. Horne. Mr. Horne has been a director since June 2016 and served as our Chief Financial Officer from June 2016 until December 2018. Given Mr. Horne’s extensive history with and knowledge of our company, we believe his role as our Chairman facilitates a regular flow of information between the Board and management and ensures that they both act with a common purpose.

One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. In particular, our Board is responsible for monitoring and assessing strategic risk exposure, including a determination of the nature and level of risk appropriate for us. Our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our corporate governance guidelines, including whether they are successful in preventing illegal or improper liability-creating conduct. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking.

Term of Office

Directors serve until the next annual meeting of our stockholders and until their successors are elected and qualified. Officers are appointed to serve at the discretion of our Board of Directors.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past 10 years, none of the following occurred with respect to a present or former director, executive officer or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and

•	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Business Conduct and Ethics

Our Board has adopted a written code of business conduct and ethics, revised effective May 25, 2021, that applies to our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer or controller, or persons performing similar functions (the “Code of Conduct and Ethics”). In addition, on May 25, 2021, we adopted Code of Ethics for our Chief Executive Officer and our Senior Financial Officers (the “Code of Ethics”). We have posted on our website a current copy of both codes and all disclosures that are required by law in regard to any amendments to, or waivers from, any provision of the Code of Conduct and Ethics.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and us, our senior management and our independent auditors, the Board has affirmatively determined that the following four directors are independent directors as defined by Rule 5605(a)(2) of the Nasdaq Listing Rules: Mr. Gustafson, Ms. McGrath, Dr. Woo and Mr. Oram. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with us. Messrs. Jackman, Nisser and Horne are not considered independent because of either their current employment with us or their relationship with our significant shareholders.

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The responsibilities of the Audit Committee (which consists of Mr. Gustafson (Chair), Mr. Oram and Dr. Woo) include recommending to the Board of Directors the firm of independent accountants to be retained by our company, reviewing with our independent accountants the scope and results of their audits, and reviewing with the independent accountants and management our accounting and reporting principles, policies and practices, as well as our accounting, financial and operating controls and staff. The Compensation Committee (which consist of Mr. Oram (Chair), Mr. Gustafson and Dr. McGrath) has responsibility for establishing and reviewing employee compensation. The Compensation Committee also has responsibility for administering and interpreting the Alzamend Neuro, Inc. 2021 Stock Incentive Plan, and determining the recipients, amounts and other terms (subject to the requirements of the Plan) of stock options and other equity-based awards which may be granted under the 2021 Stock Incentive Plan from time to time. The purpose of the Nominating and Corporate Governance Committee (which consist of Dr. McGrath (Chair) and Dr. Woo) is to select, or recommend for our entire Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders, as well as to consider the adequacy of our corporate governance and oversee and approve management continuity planning processes.

Certain Board Arrangements

In May 2021, the Board of Directors of our company and Mr. Ault, our Founder and Chairman Emeritus, agreed to certain arrangements with regard to our Board composition and other matters. Contemporaneously with the effectiveness of the initial public offering, and in consideration for (i) the conversion of 750 shares of our series A convertible preferred stock beneficially owned by Mr. Ault through ALSI into 15,000,000 shares of our common stock, (ii) the extension of the maturity date of the note in the original principal amount of $15,000,000 issued to us by ALSF to December 31, 2023, and (iii) the retirement by Mr. Ault as a director and executive officer of our company, the Board agreed that William B. Horne will become our Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of our common stock (for which Mr. Horne will be paid $50,000 per year for his services), and Mr. Nisser will remain a member of our Board of Directors for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of our common stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to our Board of Directors for a period of five years after the closing date of the initial public offering. Following the closing of the initial public offering, we entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to us in consideration for annual fees of $50,000.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended April 30, 2022 and 2021, and (ii) our two other most highly compensated executive officers who received compensation during the years ended April 30, 2022 and 2021, who were executive officers on the last day of our fiscal year. We refer to these persons as our “named executive officers” in this Annual Report. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock award ($)	Option Awards⁽¹⁾ ($)	All Other Compensation ($)	Total ($)
Stephan S. Jackman	2022	303,125	170,000	—	—	—	473,125
Chief Executive Officer	2021	225,000	—	—	—	—	225,000
Lien Escalona	2022	105,000	—	—	1,077,302	—	1,182,302
Chief Financial Officer
Kenneth S. Cragun	2021	100,000	—	—	—	—	100,000
Senior VP of Finance

(1)	The values reported in the “Option Awards” column represents the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options to each of our named executive officers and directors.

Employment Agreements

Stephan Jackman.   On June 17, 2021, we entered into an employment agreement (the “Agreement”) with Stephan Jackman to continue to serve as our Chief Executive Officer through July 1, 2024. Pursuant to the Agreement, Mr. Jackman will be paid a base salary of $300,000 per annum (the “Base Salary”). In addition, Mr. Jackman shall be eligible to earn a cash and/or equity bonus as our Board of Directors (the “Board”) may determine, from time to time, based on meeting performance objectives and bonus criteria to be identified by the Board (the “Performance Bonus”), which Performance Bonus may consist of cash or, in the Board’s sole discretion, our common stock. The determination of whether we have achieved a certain financial performance objective in any year for the purposes of the Performance Bonus shall be made by our independent registered public accounting firm regularly retained or employed by us within 90 days after the end of each fiscal year.

Further, Mr. Jackman is entitled to receive equity participation as follows: (A) options to purchase 5,000,000 shares of common stock, which options were previously granted and are exercisable for a period of 10 years at an exercise price of $1.00 per share (the “$1.00 Options”), and (B) options to purchase 2,000,000 shares of our common stock, which options shall be exercisable for a period of 10 years at an exercise price of $1.50 per share (the “$1.50 Options”, and collectively with the $1.00 Options, the “Options”).

Subject to the terms and conditions set forth in the Agreement, the Options shall vest pursuant to the following schedule: (1) 3,000,000 shares of common stock subject to the $1.00 Options shall vest ratably over 48 months, commencing on November 16, 2018; (2) 1,000,000 shares of common stock subject to the $1.00 Options shall vest upon approval of a NDA for AL001 by the FDA, provided that such approval occurs on or prior to November 1, 2022; (3) 1,000,000 shares of common stock subject to the $1.00 Options shall vest upon the approval of an NDA for AL002 by the FDA, provided that such approval occurs on or prior to November 1, 2022; and (4) the $1.50 Options shall vest upon satisfaction of mutually agreed upon performance criteria as set forth in Mr. Jackman’s Non-Qualified Stock Option Grant dated November 26, 2019.

Mr. Jackman’s bonuses, if any, and all stock based compensation shall be subject to “Company Clawback Rights” if during the period that Mr. Jackman is employed by us and upon the termination of Mr. Jackman’s employment and for a period of two years thereafter, if there is a restatement of any of our financial results from which any bonuses and stock based compensation to Mr. Jackman shall have been determined.

Upon termination of Mr. Jackman’s employment (other than upon the expiration of the employment), Mr. Jackman shall be entitled to receive: (A) any earned but unpaid Base Salary through the termination date; (B) all reasonable expenses paid or incurred; and (C) any accrued but unused vacation time.

Further, unless Mr. Jackman’s employment is terminated as a result of his death or disability or for cause or he terminates his employment without good reason, then upon the termination of Mr. Jackman’s employment, the Company shall pay to Mr. Jackman a “Separation Payment” as follows: (a) an amount equal to 12 months of the Base Salary (as in effect immediately prior to the termination date); and (b) a prorated Performance Bonus amount calculated in accordance with the Performance Bonus criteria set forth in the Agreement and the actual number of days Mr. Jackman worked in the calendar year prior to the termination date. In addition, all of Mr. Jackman’s Options shall immediately vest and shall be exercisable for a period of 12 months after such termination.

Kenneth S. Cragun.   In November 2018, we entered into an offer letter with Kenneth S. Cragun to serve as our Chief Financial Officer for a period of four years. For his services, Mr. Cragun is paid a base salary of $100,000 per year, which amount would be increased to $120,000 upon the approval of a listing application submitted on behalf of our company to have our shares of common stock listed on a national securities exchange. In addition, Mr. Cragun will be eligible to receive an annual cash bonus equal to a percentage of his annual base salary based on achievement of applicable performance goals determined by the Board. The annual bonus, if any, will in part be determined based upon the successful attainment of the same milestones as are applicable for Mr. Jackman. In June 2021, Mr. Cragun became our Senior Vice President of Finance.

Mr. Cragun received a stock option to purchase 1,500,000 shares of our common stock exercisable for a period of 10 years from December 15, 2018 at a per share price of $1.00. The option will vest in equal increments over 48 months beginning on December 15, 2018; however, 500,000 shares of our common stock vested immediately upon the approval of a listing application submitted on behalf of our company to have our shares of common stock listed on a national securities exchange.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on outstanding equity awards as of April 30, 2022 awarded to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT APRIL 30, 2022
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stephan Jackman	-	1,000,000	1,000,000	1.00	11/01/2022
	-	1,000,000	1,000,000	1.00	11/01/2022
	2,562,500	437,500	-	1.00	11/15/2028
	-	2,000,000	2,000,000	1.50	11/18/2029
Lien T. Escalona	83,330	216,670	-	5.00	8/13/2031
Kenneth S. Cragun	1,250,000	250,000	-	1.00	12/15/2028
	-	1,000,000	1,000,000	1.50	11/18/2029

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

Other Stock-Based Awards.   The 2021 Plan also allows the Compensation Committee to grant “Other Stock-Based Awards,” which means a right or other interest that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, common stock. Subject to the limitations contained in the 2021 Plan, this includes, without limitation, (i) unrestricted stock awarded as a bonus or upon the attainment of performance goals or otherwise as permitted under the 2021 Plan, and (ii) a right to acquire stock from us containing terms and conditions prescribed by the Compensation Committee. At the time of the grant of other stock-based awards, the Compensation Committee may place restrictions on the payout or vesting of other stock-based awards that will lapse, in whole or in part, only upon the attainment of performance goals; provided that such Performance Goals will relate to periods of performance of at least one fiscal year, and if the award is granted to a 162(m) Officer, the grant of the Award and the establishment of the performance goals will be made during the period required under Internal Revenue Code Section 162(m). Other Stock-Based Awards may not be granted with the right to receive dividend equivalent payments.

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

Director Compensation

The Company pays each independent director an annual base amount of $25,000. In April 2022, the Board approved a bonus payment of $50,000 for each independent director. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided are significantly above what was anticipated.

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended April 30, 2022:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Options awards ($)	All other compensation ($)	Total ($)
William B. Horne	43,756	—	—	—	43,756
Mark Gustafson	64,583	250,000	530,897	—	845,480
Lynne Fahey McGrath	64,583	250,000	530,897	—	845,480
Andy H. Woo	64,583	250,000	530,897	—	845,480
Jeffrey Oram	64,583	250,000	530,897	—	845,480

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 19, 2022, held by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and director nominees, (iii) each of our executive officers, and (iv) all of our directors, director nominees and executive officers as a group. As of the date of this Annual Report, there were 95,481,790 shares of our common stock issued and outstanding.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of our common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of the date of this Annual Report, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Unless otherwise indicated, the principal address of each of the persons below is c/o Alzamend Neuro, Inc., 3500 Lenox Rd NE, Suite 1500, Atlanta, GA 30326.

Greater than 5% Beneficial Owners:	Number of shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Milton C. Ault, III (1) (2) (3) (4)	42,718,318	42.51%
Ault Life Sciences, Inc. (1)	14,942,984	15.65%
Ault Life Sciences Fund, LLC (2)	15,000,000	14.93%
Digital Power Lending, LLC (3)	9,933,667	10.40%

Directors and Executive Officers
Stephan Jackman (5)	2,875,000	2.92%
Henry C.W. Nisser (5)	1,041,667	1.08%
Kenneth S. Cragun (5)	1,406,250	1.45%
David J. Katzoff (6)	1,159,292	1.20%
Lien T. Escalona (5)	100,000	*
William B. Horne (7)	2,729,167	2.79%
Mark Gustafson (8)	210,000	*
Lynne Fahey McGrath, M.P.H., Ph.D. (9)	225,000	*
Jeffrey Oram (10)	250,000	*
Andrew H. Woo, M.D., Ph.D. (10)	250,000	*
All directors and named executive officers as a group (10 persons)	10,246,375	9.77%

* Less than 1% of outstanding shares.

(1)	Milton C. (Todd) Ault III, our Founder and Chairman Emeritus, has sole voting and investment power with respect to the shares held of record by ALSI.

(2)	Represents 10,000,000 shares of our common stock and 5,000,000 shares of our common stock issuable upon the exercise of warrants. Mr. Ault has sole voting and investment power with respect to the securities held of record by ALSF.

(3)	Represents 9,926,667 shares of our common stock held by DPL and 7,000 shares of our common stock purchasable upon the exercise of call options (right to buy). Mr. Ault has voting and investment power with respect to the securities held by DPL. Excludes 3,333,333 shares of our common stock underlying currently exercisable warrants held by DPL due to a beneficial ownership blocker limitation provision contained therein.

(4)	Includes (i) 2,500,000 shares of our common stock held by Mr. Ault, (ii) 325,000 shares of our common stock held by Ault Alpha LP, and (iii) 16,667 shares of common stock issuable upon the exercise of warrants held by BitNile Holdings, Inc. Mr. Ault is the Manager of Ault Alpha GP LLC ("Ault GP") and Ault Capital Management LLC ("AC Management"). Ault GP and AC Management are the general partner and investment manager to Ault Alpha LP, respectively. As such, Mr. Ault is deemed to beneficially own the shares held by Ault Alpha LP.

(5)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days. Mr. Nisser’s address is 100 Park Avenue, Suite 1658, New York, New York 10017.

(6)	Consists of 18,000 shares of our common stock, 9,000 shares of our common stock issuable upon the exercise of warrants and 1,132,292 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(7)	Consists of 500,000 shares of our common stock and 2,229,167 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(8)	Consists of 60,000 shares of our common stock and 150,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60.

(9)	Consists of 75,000 shares of our common stock and 150,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60.

(10)	Consists of 100,000 shares of our common stock and 150,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of April 30, 2022.

Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	15,700,000	1.20	8,800,000
Equity compensation plans not approved by stockholders	-	-	-
Total	15,700,000	1.20	8,800,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Our company is controlled by Milton C. (Todd) Ault III, our Founder and current Chairman Emeritus, directly and through his controlling interests in DPL, ALSI and ALSF. Mr. Ault is also the Chairman, Chief Executive Officer and single largest stockholder (through Ault Alpha LP) of BitNile. The Board of Directors and executive officers of our company and the board of directors and executive officers of BitNile contain some of the same individuals. William B. Horne, the Chairman of the Board of our company, is the Chief Executive Officer and a director of BitNile, Henry C.W. Nisser, our Executive Vice President, General Counsel and a director of our company, is the President, General Counsel and a director of BitNile, and Kenneth S. Cragun, our Senior Vice President of Finance is the Chief Financial Officer of BitNile. Additionally, Mr. Ault is the Chairman of Avalanche, of which Mr. Horne is a director and its Chief Financial Officer and Mr. Nisser is its Executive Vice President and General Counsel.

Transactions with Related Persons

To the best of our knowledge, during our most recent fiscal year end on April 30, 2022, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $87,145, or 1% of the average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

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

On April 30, 2019, we entered into a securities purchase agreement with ALSF for the sale of 10,000,000 shares of our common stock, plus 5,000,000 warrants with a five-year term and an exercise price of $3.00 per share and vesting upon issuance (the “ALSF Warrants”). The total purchase price of $15,000,000 was in the form of a note from ALSF. The note balance as of April 30, 2020 was reduced by $16,800 reflecting payments made during the year ended April 30, 2020. The note balance as of April 30, 2021 was reduced by $99,905 reflecting payments made during the year ended April 30, 2021. As of April 30, 2022, the note balance was $14,883,295. The control person of ALSF is Mr. Ault, our Founder and Chairman Emeritus. ALSF is wholly owned by ALSI. ALSI is almost entirely wholly owned by Ault & Co., Inc., of which MCKEA Holdings, LLC (“MCKEA”), of which Mr. Ault’s spouse is the managing member, is the majority owner. As such, MCKEA is indirectly the majority owner of ALSF.

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

Pursuant to the securities purchase agreement, ALSF is entitled to full ratchet anti-dilution protection, most-favored nation status, denying our company the right to enter into a variable rate transaction absent its consent, and the right to participate in any future financing we may consummate. All these rights, other than the right to participate in future financings which will not terminate until ALSF no longer holds any shares of our common stock or any ALSF Warrants, will terminate on the earlier to occur of such date that we have (i) completed a Qualified Financing, or (ii) received approval by the FDA for any of our product candidates in Phase III clinical trial. For purposes of the securities purchase agreement, a “Qualified Financing” means the sale of equity securities by us in a single transaction or a series of related transactions whether or not registered under the Securities Act, resulting in gross proceeds to us of no less than $25,000,000.

In March 2021, we entered into a securities purchase agreement with Digital Power Lending, LLC (“DPL”), a California limited liability company and wholly-owned subsidiary of BitNile, pursuant to which we agreed to sell 6,666,667 shares of our common stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in advances and the surrender for cancellation of a $50,000 convertible promissory note for 2,666,667 shares of our common stock. Under the terms of the securities purchase agreement, DPL purchased an additional (i) 1,333,333 shares of our common stock upon approval by the FDA of our IND for our opening Phase I clinical trial for a purchase price of $2 million, and (ii) 2,666,667 shares of our common stock once we completed the opening Phase I clinical trial for a purchase price of $4 million. We met the first milestone on July 28, 2021 and the second milestone in the fourth fiscal quarter of 2022. In addition, we issued DPL warrants to purchase an aggregate of 6,666,667 shares of common stock at an exercise price of $3.00 per share. Finally, we agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million investment as of the date of this Annual Report.

In May 2021, the Board of Directors of our company and Mr. Ault, our Founder and Chairman Emeritus, agreed to certain arrangements with regard to our Board composition and other matters. Contemporaneously with the consummation of the initial public offering, and in consideration for (i) the conversion of 750 shares of our series A convertible preferred stock beneficially owned by Mr. Ault through ALSI into 15,000,000 shares of our common stock, (ii) the extension of the maturity date of the note in the original principal amount of $15,000,000 issued to us by ALSF to December 31, 2023, and (iii) the resignation of Mr. Ault as a director and executive officer of our company, the Board agreed that William B. Horne be named our Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of our common stock (for which Mr. Horne will be paid $50,000 per year for his services), and Mr. Nisser remains a member of our Board of Directors for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of our common stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to our Board of Directors for a period of five years after the closing date of the initial public offering. Immediately following the closing of the initial public offering in June 2021, we entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to us in consideration for annual fees of $50,000.

Our accounting and finance department use shared office space within the Costa Mesa offices of BitNile.

DPL purchased $10.0 million (2,000,000 shares) of common stock in the initial public offering at $5.00 per share, the same price and on the same terms as other investors in the initial public offering, except that a reduced underwriting discount was paid to the underwriters for the sale of common stock to DPL. Milton C. Ault III, our Founder and Chairman Emeritus, is an executive officer and director of BitNile, as are several other officers and board members of our company.

Future Transactions

Our Board of Directors has adopted a policy whereby any future transactions between our company and any of our subsidiaries, affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to us than could reasonably be obtained in “arm’s length” transactions with independent third parties, and any such transactions will also be approved by a majority of our disinterested outside directors

Director Independence

The information required by this item regarding director independence is incorporated by reference to the information set forth in Item 10 of this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Baker Tilly US, LLP serves as our independent registered public accounting firm for the years ended April 30, 2022 and 2021.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Baker Tilly US, LLP for the years ended April 30, 2022 and 2021:

	2022	2021
Audit Services	$165,400	$107,000
Audit Related Services	—	—
Tax Services	18,600	—
All Other Services	—	—
Total	$184,000	$107,000

Audit Fee. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended April 30, 2022 and 2021, for the reviews of the interim financial statements during the years ended April 30, 2022 and 2021, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-1 filed with the SEC on May 10, 2021).
3.3	Certificate of Designation of Alzamend Neuro, Inc. Series A Convertible Preferred Stock, dated May 30, 2016 (incorporated by reference to Exhibit 2.3 of Form 1-A/A filed with the SEC on February 4, 2020).
4.1	Promissory Note Due April 30, 2020, issued by Ault Life Sciences Fund, LLC, dated April 30, 2019 (incorporated by reference to Exhibit 3.1 of Form 1-A/A filed with the SEC on February 4, 2020).
4.2	Amendment to Note Due April 30, 2020, by and between Ault Life Sciences Fund, LLC and Alzamend Neuro, Inc., dated June 11, 2019 (incorporated by reference to Exhibit 3.2 of Form 1-A/A filed with the SEC on February 4, 2020).
4.3	Warrant to Purchase Common Stock issued to Ault Life Sciences Fund, LLC, dated April 30, 2019 (incorporated by reference to Exhibit 3.3 of Form 1-A/A filed with the SEC on March 12, 2020).
4.4	Warrant to Purchase Common Stock issued to Ault Global Holdings, Inc., dated March 9, 2021 (incorporated by reference to Exhibit 3.1 of Form 1-U filed with the SEC on March 12, 2021).
10.1	Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated May 1, 2016 (incorporated by reference to Exhibit 6.1 of Form DOS/A filed with the SEC on September 29, 2016).
10.2	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.3 of Form 1-K filed with the SEC on February 21, 2019).
10.3	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.4 of Form 1-K filed with the SEC on February 21, 2019).
10.4	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.6 of Form 1-K filed with the SEC on August 28, 2020).
10.5	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.7 of Form 1-K filed with the SEC on August 28, 2020).
10.6+	Employment Agreement with Henry Nisser effective May 1, 2019 (incorporated by reference to Exhibit 6.5 of Form 1-K filed with the SEC on August 28, 2019).
10.7+	Employment Agreement with Stephan Jackman, dated June 17, 2021 (incorporated by reference to Exhibit 10.01 of Form 8-K filed with the SEC on June 22, 2021)
10.8	Stock Pledge Agreement with Ault Life Sciences Fund, LLC, dated June 11, 2019 (incorporated by reference to Exhibit 6.9 of Form 1-A filed with the SEC on March 12, 2020).
10.9	Securities Purchase Agreement with Ault Life Sciences Fund, LLC, dated April 30, 2019 (incorporated by reference to Exhibit 4.2 of Form 1-A/A filed with the SEC on February 4, 2020).
10.10	Securities Purchase Agreement with Ault Global Holdings, Inc. dated August 31, 2020 (incorporated by reference to Exhibit 10.14 of Form S-1 filed with the SEC on May 10, 2021).
10.11	Securities Purchase Agreement with Digital Power Lending, LLC, dated March 9, 2021 (incorporated by reference to Exhibit 6.1 of Form 1-U/A filed with the SEC on May 7, 2021).
10.12	Form of Warrant issued to Digital Power Lending, LLC, dated March 9, 2021 (incorporated by reference to Exhibit 3.1 of Form 1-U filed with the SEC on March 12, 2021).
10.13	Board Letter Agreement, dated May 6, 2021, between Alzamend Neuro, Inc. and Milton C. Ault III (incorporated by reference to Exhibit 10.17 of Form S-1/A filed with the SEC on May 25, 2021).
10.14+	2016 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form S-8 filed with the SEC on July 13, 2021).
10.15+	2021 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of Form S-8 filed with the SEC on July 13, 2021).

23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

+ Indicates management contract or compensatory plan.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALZAMEND NEURO, INC.

Date: July 19, 2022	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: July 19, 2022	By:	/s/ Lien T. Escalona Lien T. Escalona Chief Financial Officer (principal financial and accounting officer)

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

Name	Title	Date

By: /s/ Stephan Jackman Stephan Jackman	Chief Executive Officer and Director (principal executive officer)	July 19, 2022

By: /s/ Lien T. Escalona Lien T. Escalona	Chief Financial Officer (principal financial and accounting officer)	July 19, 2022

By: /s/ William B. Horne William B. Horne	Chairman of the Board	July 19, 2022

By: /s/ Henry C.W. Nisser Henry C.W. Nisser	Executive Vice President, General Counsel and Director	July 19, 2022

By: /s/ Mark Gustafson Mark Gustafson	Director	July 19, 2022

By: /s/ Lynne Fahey McGrath, M.P.H., Ph.D. Lynne Fahey McGrath, M.P.H., Ph.D.	Director	July 19, 2022

By: /s/ Andrew H. Woo, M.D., Ph.D. Andrew H. Woo, M.D., Ph.D	Director	July 19, 2022

By: /s/ Jeffrey Oram Jeffrey Oram	Director	July 19, 2022

INDEX TO FINANCIAL STATEMENTS

ALZAMEND NEURO, INC.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alzamend Neuro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alzamend Neuro, Inc. (the Company) as of April 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

July 19, 2022

ALZAMEND NEURO, INC.

Balance Sheets

	April 30, 2022	April 30, 2021
ASSETS

CURRENT ASSETS

Cash	$14,063,811	$1,929,270
Prepaid expenses and other current assets	349,723	983,320
TOTAL CURRENT ASSETS	14,413,534	2,912,590
Property, plant and equipment, net	102,909	-
TOTAL ASSETS	$14,516,443	$2,912,590

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,162,850	$503,591
Related party payable	2,082	60,749
Convertible notes, net	-	335,303
TOTAL CURRENT LIABILITIES	1,164,932	899,643
TOTAL LIABILITIES	$1,164,932	$899,643

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized; Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil and 750,000 shares issued and outstanding as of April 30, 2022 and April 30, 2021, respectively	-	75
Common stock, $0.0001 par value: 300,000,000 shares authorized; 95,481,790 and 67,429,525 shares issued and outstanding as of April 30, 2022 and April 30, 2021, respectively	9,548	6,743
Additional paid-in capital	57,419,753	33,721,860
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(29,194,495)	(16,832,436)
TOTAL STOCKHOLDERS’ EQUITY	13,351,511	2,012,947
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,516,443	$2,912,590

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Operations

	For the Year Ended April 30,
	2022	2021
OPERATING EXPENSES
Research and development	$5,201,314	$1,310,716
General and administrative	7,118,221	3,641,172
Total operating expenses	12,319,535	4,951,888
Loss from operations	(12,319,535)	(4,951,888)

OTHER INCOME (EXPENSE), NET
Gain on extinguishment of debt	4,000	62,418
Interest expense	(46,524)	(142,421)
Interest expense - related party	-	(16,382)
Interest income - related party	-	1,706
Total other expense, net	(42,524)	(94,679)

NET LOSS	$(12,362,059)	$(5,046,567)

Basic and diluted net loss per common share	$(0.14)	$(0.07)

Basic and diluted weighted average common shares outstanding	89,095,274	72,650,073

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Changes in Stockholders’ Equity

Years Ended April 30, 2022 and April 30, 2021

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2020	750,000	$75	64,762,858	$6,476	$27,584,227	$(14,983,200)	$(11,785,869)	$821,709

Issuance of common stock, related party, net	-	-	2,666,667	267	3,999,733			4,000,000

Stock-based compensation to employees and consultants	-	-	-	-	2,032,359	-	-	2,032,359

Issuance of common stock, note receivable – related party	-	-	-	-	-	99,905	-	99,905

Fair value of warrants issued in connection with convertible notes	-	-	-	-	91,241	-	-	91,241

Fair value of warrants issued in connection with convertible notes- related party	-	-	-	-	14,300	-	-	14,300

Net loss	-	-	-	-	-	-	(5,046,567)	(5,046,567)

BALANCES, April 30, 2021	750,000	$75	67,429,525	$6,743	$33,721,860	$(14,883,295)	$(16,832,436)	$2,012,947

Issuance of common stock for restricted stock awards	-	-	425,000	42	(42)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	4,408,569	-	-	4,408,569

Issuance of common stock & warrants-related party, net	-	-	4,000,000	400	5,999,600	-	-	6,000,000

Proceeds from stock option exercise	-	-	5,500,000	550	1,650	-	-	2,200

Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs of $1.5 million	-	-	2,875,000	288	12,911,168	-	-	12,911,456

Issuance of shares of common stock for conversion of debt	-		252,265	25	378,373			378,398

Conversion of Series A convertible stock	(750,000)	(75)	15,000,000	1,500	(1,425)	-	-	-

Net loss	-	-	-	-	-	-	(12,362,059)	(12,362,059)

BALANCES, April 30, 2022	-	$-	95,481,790	$9,548	$57,419,753	$(14,883,295)	$(29,194,495)	$13,351,511

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Cash Flows

	For the Year Ended April 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(12,362,059)	$(5,046,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,549	-
Interest expense - debt discount	12,770	124,046
Interest expense - debt discount, related party	-	14,300
Gain on extinguishment of debt	(4,000)	(62,418)
Stock-based compensation to employees and consultants	4,408,569	2,032,359
Non-cash expense from issuance of common stock	-	378,704
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	633,597	260,791
Accounts payable and accrued expenses	693,584	(413,242)
Net cash used in operating activities	(6,613,990)	(2,712,027)
Cash flows from investing activities:
Proceeds from repayments of notes receivable - related party	-	100,915
Purchase of machinery	(106,458)	-
Net cash provided by investing activities	(106,458)	100,915
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - related party, net	6,000,000	2,100,000
Proceeds from stock option exercise	2,200	-
Payments of related party payable	(58,667)	(1,918)
Proceeds from short-term advances, related party	-	1,850,000
Proceeds from note payable	-	62,110
Proceeds from note receivable for common stock – related party	-	99,905
Proceeds from convertible note payable	-	290,000
Proceeds from convertible note payable, related party	-	50,000
Proceeds from initial public offering, net of underwriters’ discounts and commissions and issuance costs	12,911,456	-
Net cash provided by financing activities	18,854,989	4,450,097
Net increase in cash	12,134,541	1,838,985
Cash at beginning of period	1,929,270	90,285
Cash at end of period	$14,063,811	$1,929,270

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A preferred stock	$1,425	$-
Fair value of warrants issued in connection with initial public offering	$194,490	$-
Fair value of warrants issued in connection with March 2021 securities purchase agreement, related party	$5,374,509	$-
Fair value of warrants issued in connection with convertible notes payable, related party	$-	$14,300
Fair value of warrants issued in connection with convertible notes payable	$-	$91,241
Issuance of common stock in payment of short-term advances, related party	$-	$1,850,000
Issuance of common stock on conversion of note	$378,398	$-
Issuance of common stock in payment of convertible notes payable, related party	$-	$50,000
Accrued interest payable for common stock	$-	$12,498

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Alzamend Neuro, Inc. (the “Company” or “Alzamend”), is an early clinical-stage biopharmaceutical company focused on developing novel products for the treatment of neurodegenerative diseases and psychiatric disorders. The Company’s primary focus is Alzheimer’s disease. With two current and future product candidates, Alzamend aims to bring treatments or cures to market at a reasonable cost as quickly as possible. The Company’s current pipeline consists of two novel therapeutic drug candidates (collectively, the “Technology”): (i) a patented ionic cocrystal technology delivering a therapeutic combination of lithium, proline and salicylate, known as AL001, through two royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”); and (ii) a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s, known as AL002 or CA022W, through a royalty-bearing exclusive worldwide license from the same Licensor.

The Company is devoting substantially all its efforts towards research and development of its Technology and raising capital. The Company has not generated any product revenue to date. The Company has financed its operations to date primarily through debt financings and through the sale of its common stock, par value $0.0001 per share. The Company expects to continue to incur net losses in the foreseeable future.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of April 30, 2022, the Company had cash of $14.1 million and an accumulated deficit of $29.2 million. The Company had cash for the year ended April 30, 2021, totaling $1.9 million and accumulated deficit of $16.8 million. In the past, the Company has financed its operations principally through issuances of promissory notes and equity securities.

In March of 2021, the Company entered into a securities purchase agreement (the “SPA”) with DPL, a California limited liability company (“DPL”) and wholly owned subsidiary of BitNile Holdings, Inc. (“BitNile”), a related party, pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in advances and the surrender for cancellation of the $50,000 convertible promissory note, each as described below, for an aggregate of 2,666,667 shares of common stock. Under the terms of the SPA, DPL purchased an additional (i) 1,333,333 shares of common stock in July 2021, upon U.S. Food and Drug Administration (“FDA”) approval of the Company’s Investigational New Drug (“IND”) application for the phase I clinical trials for a purchase price of $2 million; and (ii) 2,666,667 shares of the common stock in July 2022, upon completion of these phase I clinical trials for a purchase price of $4 million. In addition, the Company issued DPL warrants to purchase an aggregate of 6,666,667 shares of common stock at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of eighteen (18) months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. However, based on the Company’s current business plan, management believes that the Company’s cash and cash equivalents at April 30, 2022 are sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report.

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include research and development, share-based compensation, warrant valuation, and valuation of deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of April 30, 2022 and 2021, the Company had no cash equivalents.

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

Income Taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or a liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of April 30, 2022, the Company had fully reserved the net deferred income tax assets by taking a full valuation allowance against these assets.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of April 30, 2022, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

Stock-Based Compensation

The Company recognizes stock-based compensation expense for stock options on a straight-line basis over the requisite service period and accounts for forfeitures as they occur. The Company’s stock-based compensation costs are based upon the grant date fair value of options estimated using the Black-Scholes option pricing model. To the extent any stock option grants are made subject to the achievement of a performance-based milestone, management evaluates when the achievement of any such performance-based milestone is probable based on the satisfaction of the performance conditions as of the reporting date.

The Company recognizes stock-based compensation expense for restricted stock on a straight-line basis over the requisite service period and accounts for forfeitures as they occur. The Company’s stock-based compensation for restricted stock is based upon the estimated fair value of the Company’s common stock.

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

During the year ended April 30, 2022, based on the terms of the Company’s warrant agreements, the Company accounted for the warrants as equity instruments as the warrants were indexed to the common stock, required settlement in shares and would be classified as equity under ASC 815.

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

The following sets forth the number of shares of common stock underlying outstanding convertible preferred stock, options, warrants, and convertible notes that have been excluded from the computation of loss per common share:

	For the Year Ended April 30,
	2022	2021
Series A convertible preferred stock	-	15,000,000
Stock options (1)	13,700,000	16,300,000
Restricted stock	187,510	-
Warrants	10,149,788	6,769,635
Convertible notes	-	245,999
	24,037,298	38,315,634

(1)	The Company has excluded 2,000,000 stock options, with an exercise price of $0.0004, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements to make incremental improvements to GAAP and address stakeholder suggestions, including, among other things, clarifying that the requirement to provide comparative information in the financial statements extends to the corresponding disclosures section. The Company adopted the ASU effective May 1, 2021. The amendments in this update should be applied retrospectively and at the beginning of the period that includes the adoption date. The impact of adopting the ASU was immaterial to the consolidated results of operations, cash flows, financial position, and disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods therein. Adoption is either a modified retrospective method or a fully retrospective method of transition. The adoption of this standard on May 1, 2021, did not have a material impact on the Company’s financial position or results of operations.

The Company has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its financial statements.

4. NOTE RECEIVABLE, RELATED PARTY, NET

On April 30, 2019, the Company and Ault Life Science Fund, LLC (“ALSF”), a related party, entered into a securities purchase agreement for the purchase of 10,000,000 shares of the Company’s common stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of common stock, it is recorded as an offset to additional paid-in capital. At April 30, 2022 and 2021, the outstanding balance of the note receivable was $14,883,295.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	April 30, 2022	April 30, 2021
Prepaid consulting fees	$186,667	$613,758
Prepaid insurance	155,880	-
Other prepaid expenses	7,176	353,352
Other receivables	-	16,210
Total prepaid expenses and other current assets	$349,723	$983,320

On June 14, 2021, the Company purchased directors and officers insurance for twelve months at an annual premium amount of $855,000. Prepaid insurance at April 30, 2022 represents the unamortized portion of annual premium paid for this policy. At April 30, 2021, prepaid consulting fees represented the balance of fees paid for consulting services to Spartan Capital Securities, LLC (“Spartan Capital”) that are expected to be recognized over the remaining term of the agreement that runs through December 31, 2022.

6. INCOME TAXES

The following is a geographical breakdown of the Company’s loss before the provision for income taxes:

	April 30, 2022	April 30, 2021
Pre-tax loss:
Federal	$(12,362,059)	$(5,046,567)
Foreign	-	-
Total pre-tax income (loss)	$(12,362,059)	$(5,046,567)

Significant components of the Company’s deferred tax assets are as follows:

	April 30, 2022	April 30, 2021
Deferred income tax asset:
Net operating loss carryover	$8,376,539	$3,360,381
Stock compensation	1,722,003	994,264
Total deferred tax asset	10,098,542	4,354,645
Fixed assets	(21,611)	-
Valuation allowance	(10,076,931)	(4,354,645)
Deferred income tax asset, net of allowance	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended April 30, 2022 and 2021, is as follows:

	2022	2021
Tax benefit at U.S. Federal statutory tax rate	21.0%	21.0%
State income tax, net of federal benefit	12.3%	18.6%
Increase (decrease) in tax rate resulting from:
Change in valuation allowance	-46.3%	-34.5%
Stock compensation	13.0%	-2.9%
Other	0.0%	-2.2%
Effective tax rate	0.0%	0.0%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not the Company’s deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making such assessment. Given historical generation of and expected future taxable losses, the Company determined it is not more likely than not to utilize its deferred tax assets. Therefore, a full valuation allowance was maintained, as of the years ended April 30, 2022 and 2021, of $10,076,931 and $4,354,645, respectively.

At April 30, 2022, the Company maintained US Federal and state net operating loss (“NOL”) carryovers of approximately $29,110,836 and $32,362,154 respectively. Federal and state NOLs begin to expire in various years depending on relevant jurisdiction. In accordance with Internal Revenue Code §382 (“IRC §382”), the future deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined by applicable regulations. The Company has yet to complete a formal study to confirm NOLs are not limited in utilization per IRC §382 and may reduce applicable deferred tax assets upon completion of such a study, in future periods.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company had no uncertain tax positions as of April 30, 2022.

The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of April 30, 2022, no interest or penalties have been recorded pertaining to uncertain tax positions.

The Company is subject to taxation in the United States and various U.S. state jurisdictions. All tax years remain open to examination by the Internal Revenue Service and relevant state authorities.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA 2021”) which included a number of provisions including, but not limited to the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid with Paycheck Protection Program loan funds that are forgiven, was signed into law. Accordingly, the effects of the CAA 2021 have been incorporated into the income tax provision for the year ended April 30, 2022. These provisions did not have a material impact on the income tax provision.

7. STOCK-BASED COMPENSATION

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

Restricted Stock. In May 2021, the Company issued restricted stock awards pursuant to the 2021 Plan to one employee and four independent Board members. The restricted stock awards vest over 48 months for the employee and 12 months for the independent Board members. The awards require continued service to the Company during the vesting period. The vesting provisions of individual awards may vary as approved by the Board. Compensation expense for restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period.

Stock Options. All options that the Company grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the date of issuance of these options, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because the Company settles these obligations by issuing shares of common stock from its authorized shares instead of settling such obligations with cash payments.

A summary of stock option activity for the period May 1, 2020 to April 30, 2022, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2020	575,000	19,425,000	$0.6964	6.89	$15,609,500
Increase to plan shares	10,000,000
Options granted	(125,000)	125,000	$1.5000
Balance at April 30, 2021	10,450,000	19,550,000	$0.7195	5.92	$35,159,500
Options granted	(1,950,000)	1,950,000	$2.7195
Options exercised	-	(5,500,000)	$0.0004
Options cancelled/forfeited	300,000	(300,000)	$1.5000
Balance at April 30, 2022	8,800,000	15,700,000	$1.2017	6.10	$2,219,700
Options vested and expected to vest at April 30, 2022		13,700,000	$1.2311	6.62	$2,179,700
Options exercisable at April 30, 2022		13,460,519	$1.0345	6.15	$2,155,022

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Stock Options Granted to Employees and Consultants

The estimated fair value of stock options granted to employees and consultants during the years ended April 30, 2022 and 2021 were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Year Ended April 30,
	2022	2021
Expected term (in years)	6.25	3.50 - 6.25
Volatility	88.94%	85.53% - 100.1%
Risk-free interest rate	2.20%	0.31% - 0.51%
Dividend yield	0.0%	0.0%

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

Stock-based compensation related to restricted stock grants and stock options were $1.1 million and $2.9 million, respectively, for employees and directors. The Company also granted $383,000 to TammNet, a consulting retained to help manage the Company’s preclinical and clinical efforts. Total stock-based compensation to employees and consultants from the 2021 Plan for the years ended April 30, 2022 and 2021 were $4.4 million and $2.4 million, respectively.

Performance Contingent Stock Options Granted to Employee

In November 2018, the Board granted 2,000,000 performance-based options under the Plan to the Chief Executive Officer. These options have an exercise price of $1.00 per share.

These options have two separate performance triggers for vesting based upon the therapies achieving certain FDA approval milestones within a specified timeframe. By definition, the performance condition in these options can only be achieved after the performance condition of FDA approval has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the milestones are not achieved by the specified timelines, such vesting award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance-contingent awards is $1.2 million of general and administrative expense if all of the performance conditions are achieved as stated in the option agreement. Due to the significant risks and uncertainties associated with FDA approvals, as of April 30, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 26, 2019, the Board granted 4,250,000 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $1.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its common stock; or (ii) stepped target prices for a change in control transaction. The target prices range from $15 per share to $40 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of April 30, 2022, the Company believed that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards.

Performance Contingent Stock Options Granted to Consultants - TAMM Net

On March 23, 2021, the Company issued performance-based stock options to certain team members at TAMM Net, Inc. to purchase an aggregate of 450,000 shares of common stock at a per share exercise price of $1.50 per share, of which 50% vest upon the completion of Phase I clinical trial for AL001 by March 31, 2022, and the remaining 50% vest upon completion of Phase I clinical trial for AL002 by December 31, 2022. The Company retained TAMM Net, Inc., a consulting firm based in Georgia for project management experienced with good manufacturing practices to lead, develop and manage the Company’s preclinical and clinical efforts, extending from the current status of each product candidate through the exit or commercialization of the technologies that the Company has licensed.

As of April 30, 2022, the Company has completed the Phase I clinical trial of AL001. The Company recognized stock-based compensation related to the completion of the Phase I clinical trial of AL001 by March 31, 2022. Due to the significant risks and uncertainties associated with achieving the completion of Phase I for AL002, as of April 30, 2022, the Company believed that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards related to AL002.

Performance Contingent Stock Options Granted to Consultants - Other Consultants

On October 14, 2021, the Company issued performance-based stock options to two consultants to purchase an aggregate of 200,000 shares of common stock with an exercise price of $2.42 per share, of which 50,000 vest upon completion of each of the Phase II clinical trials of AL001 for a bipolar indication, AL001 for a PTSD indication, AL001 for a MDD indication and AL002 for an Alzheimer’s indication.

As of April 30, 2022, the Company believed that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 and AL002.

 Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for the years ended April 30, 2022 and 2021, were comprised as follows:

	For the Year Ended April 30,
	2022	2021
Research and development	$423,167	$87,252
General and administrative	3,985,402	2,323,811
Total	$4,408,569	$2,411,063

As of April 30, 2022, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $4.5 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.8 years.

8. WARRANTS

Warrant Issuances During 2022

During the year ended April 30, 2022, the Company issued warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $3.00 per share and 61,250 shares of common stock at an exercise price of $6.25 per share.

(i)	On June 17, 2021, the Company issued a warrant to purchase an aggregate of 61,250 shares of common stock at an exercise price equal to $6.25 per share of common stock in connection with the IPO. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

(ii)	On July 28, 2021, the Company received from the FDA a “Study May Proceed” letter for a Phase I study under the Company’s IND application for AL001. Based on the achievement of this milestone, the Company sold an additional 1,333,333 shares of common stock to DPL for $2 million, or $1.50 per share, and issued to DPL warrants to acquire 666,667 shares of common stock with an exercise price of $3.00 per share (see Note 9). Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

(iii)	On March 28, 2022, the Company received the full data set from the Phase I clinical trial for AL001. Based on the achievement of this milestone, on April 28, 2022, under the SPA, the Company sold an additional 2,666,667 shares of its common stock to DPL for $4 million, or $1.50 per share, and issued to DPL warrants to acquire 1,333,333 shares of its common stock with an exercise price of $3.00 per share. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

Warrant Issuances During 2021

During the year ended April 30, 2021, the Company issued warrants to purchase an aggregate of 123,000 shares of common stock at an exercise price of $3.00 per share.

(i)

On August 11, 2020, the Company issued a warrant to purchase an aggregate of 91,667 shares of common stock at an exercise price equal to $3.00 per share of common stock in connection with the issuance of a convertible promissory note in the principal amount of $275,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Company’s common stock, require settlement in shares and would be classified as equity under ASC 815.

(ii)

On August 31, 2020, the Company issued a warrant to purchase an aggregate of 16,667 shares of common stock at an exercise price equal to $3.00 per share of common stock in connection with the issuance of a convertible promissory note, related party in the principal amount of $50,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as equity instrument as the warrant is indexed to the Company’s common stock, require settlement in shares and would be classified as equity under ASC 815.

(iii)

In December 2020, the Company issued a warrant to purchase an aggregate of 14,666 shares of common stock at an exercise price equal to $3.00 per share of common stock in connection with the issuance of a convertible promissory note in the principal amount of $44,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as equity instruments as the warrant is indexed to the Company’s common stock, require settlement in shares and would be classified as equity under ASC 815.

The following table summarizes information about common stock warrants outstanding at April 30, 2022:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	1.8	$1.00	500,000	$1.00
$1.75	161,342	2.5	$1.75	161,342	$1.75
$3.00	9,427,196	2.9	$3.00	9,427,196	$3.00
$6.25	61,250	4.1	$6.25	61,250	$6.25
$1.00 - $6.25	10,149,788	2.9	$2.90	10,149,788	$2.90

The estimated fair value of warrants granted during the years ended April 30, 2022 and 2021, were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Year Ended April 30,
	2022	2021
Expected term (in years)	5.00	5.00
Volatility	88.94%	103.70%
Risk-free interest rate	2.92%	0.27% - 0.28%
Dividend yield	0.0%	0.0%

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

9. OTHER RELATED PARTY TRANSACTIONS

In March 2021, the Company entered into the SPA with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile, for an aggregate of 2,666,667 shares of common stock. Under the terms of the SPA, DPL (i) purchased an additional 1,333,333 shares of common stock upon approval of the IND for Phase I clinical trials for AL001 for a purchase price of $2 million; and (ii) purchased 2,666,667 shares of common stock upon the completion of the Phase I clinical trials for AL001 for a purchase price of $4 million. In addition, the Company issued DPL warrants to purchase an aggregate of 6,666,667 shares of common stock at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of eighteen (18) months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

In May 2021, the Board and Mr. Ault, the Company’s Founder and Chairman Emeritus, agreed to certain arrangements with regard to Board composition and other matters. Contemporaneously with the effectiveness of the IPO, and in consideration for (i) the conversion of 750,000 shares of the Company’s Series A Preferred Shares beneficially owned by Mr. Ault through Ault Life Sciences, Inc. into 15,000,000 shares of common stock; (ii) the extension of the maturity date of the note in the original principal amount of $15,000,000 issued to the Company by ALSF, an entity controlled by Mr. Ault, to December 31, 2023; and (iii) the resignation by Mr. Ault as a director and executive officer of the Company, the Board agreed that William B. Horne will become Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of common stock (for which Mr. Horne will be paid $50,000 per year), and Henry Nisser will remain a member of the Company’s Board for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of common stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to the Board for a period of five years after the closing date of the IPO. Following the closing of the IPO, the Company entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to the Company in consideration for annual fees of $50,000. For the year ended April 30, 2022, total expenses paid to related party consulting was $88,000.

On June 15, 2021, DPL, a related party, purchased 2,000,000 of the Company’s IPO shares at the public offering price of $5.00 per share.

10. COMMITMENTS AND CONTINGENCIES

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

 There are certain initial license fees and milestone payments required to be paid by the Company to the Licensor pursuant to the terms of license agreements. The license agreements for AL002 require the Company to pay royalty payments of 4% on net sales of products developed from the licensed technology for AL002 while the license agreements for AL001 require that the Company pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. The Company has already paid an initial license fee of $200,000 for AL002 and an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of AL002, the Licensor received 3,601,809 shares of common stock. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of common stock. Minimum royalties for AL001 are $25,000 in 2023, $45,000 in 2024 and $70,000 in 2025 and every year thereafter, for the life of the agreement. Minimum royalties for AL002 are $20,000 in 2022, $40,000 in 2023 and $50,000 in 2024 and every year thereafter, for the life of the respective agreement. Additionally, the Company is required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the AL002 technology, as follows:

Original AL001 License:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval
*	Milestone met and completed

 AL002 License:

Payment		Due Date	Event
$50,000	*	Completed January 2022	Upon IND application filing

$50,000		12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000		12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval

The Company has met the pre-IND meeting, IND application filing, and successfully completed the Phase I clinical trial milestones encompassing AL001. If the Company fails to meet a milestone by its specified date, the Licensor may terminate the license agreement.

Licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by the Company while Licensor remains the owner of any equity securities of the Company.

On June 10, 2020, the Company obtained two (2) additional royalty-bearing exclusive worldwide licenses from the Licensor to a therapy named AL001. One of the additional licenses is for the treatment of neurodegenerative diseases excluding Alzheimer’s and the other license is for the treatment of psychiatric diseases and disorders. There are certain license fees and milestone payments required to be paid pursuant to the terms of the Standard Exclusive License Agreements with Sublicensing Terms, both dated June 10, 2020 and effective as of November 1, 2019, with the Licensor and the University of South Florida (the “June AL001 License Agreements”). Under each of the June AL001 License Agreements, a royalty payment of 3% is required on net sales of products developed from the licensed technology. For the two (2) additional AL001 licenses, in the aggregate, the Company has paid initial license fees of $20,000. Additionally, under each of the June AL001 License Agreements, the Company is required to pay milestone payments on the due dates to the Licensor for the license of the technology, as follows:

Additional AL001 Licenses:

Payment	Due Date	Event
$50,000	Upon IND application filing	IND application filing

$150,000	12 months from IND filing date	Upon first dosing of patient in a clinical trial

$400,000	12 months from first patient dosing	Upon Completion of first clinical trial

$1,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$8,000,000	8 years from the effective date of the agreement	First commercial sale

11.	CONVERTIBLE NOTES

In February 2021, the Company entered into a securities purchase agreement with an institutional investor to sell a convertible promissory note in the aggregate principal amount of $348,000 for a purchase price of $335,000. The purchase price of the February 2021 convertible promissory note and equity warrants issued satisfies the principal and accrued interest of the August 2020 and December 2020 convertible promissory notes with the same institutional investor. Since the terms of the February 2021 convertible promissory note were not substantially different from the August 2020 and December 2020 convertible promissory notes, no gain or loss was recognized as a result of this debt issuance. The convertible promissory note bears interest at 10% per annum, which principal and all accrued and unpaid interest were due on December 31, 2021. As of April 30, 2022, the principal and interest earned on the convertible promissory note have been converted into shares of common stock at $1.50 per share, for a total of 252,265 shares.

The fair value of equity warrants related to the August 2020 and December 2020 convertible promissory note was recorded as a discount to the convertible promissory note with a corresponding increase to additional paid-in capital. The Company computed the estimated fair value of the warrants using the Black-Scholes option pricing model and, as a result of this calculation, recorded debt discount in the amount of $13,000 based on the estimated fair value of the warrants. The risk-free rate of 0.27% was derived from the U.S. Treasury yield curve, matching the term of the warrant, in effect at the measurement date. The volatility factor of 103.7% was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. In aggregate, the Company recorded debt discount in the amount of $137,000 based on the fair values of the warrants and original issue discount of $46,000. As of April 30, 2022, the debt discount has been fully amortized.

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

Series A Preferred Shares

In connection with the closing of the IPO, all of the outstanding Series A Preferred Shares were converted into 15,000,000 shares of common stock. As of April 30, 2022, there were no Series A Preferred Shares or other shares of Preferred Stock issued or outstanding.

Common Stock

On April 30, 2019, the Company and ALSF entered into a securities purchase agreement for the purchase of 10,000,000 shares of common stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. The note is secured by a pledge of the purchased shares. Pursuant to the securities purchase agreement, ALSF is entitled to full ratchet anti-dilution protection, most-favored nation status, denying the Company the right to enter into a variable rate transaction absent its consent, a right to participate in any future financing the Company may consummate and to have all the shares of common stock to which it is entitled to under the SPA registered under the Securities Act within 180 days of the final closing of IPO. In May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares.

In March 2021, the Company entered into the SPA with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile, for an aggregate of 2,666,667 shares of common stock. Under the terms of the SPA, DPL (i) purchased an additional 1,333,333 shares of common stock upon approval by the FDA of the Company’s IND for its Phase IA clinical trials for AL001 for a purchase price of $2 million; and (ii) purchased 2,666,667 shares of Common Stock upon the completion of these Phase IA clinical trials for AL001 for a purchase price of $4 million. In addition, the Company issued DPL warrants to purchase an aggregate of 6,666,667 shares of common stock at an exercise price of $3.00 per share.

Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

On June 17, 2021, the Company sold an aggregate of 2,875,000 shares of common stock, including 375,000 shares pursuant to the underwriter’s exercise of its option to purchase additional shares, each at an offering price of $5.00 per share, for aggregate gross proceeds of approximately $14.4 million. The proceeds from the offering to the Company, net of underwriting discounts and commissions and offering expenses, were $12.9 million. DPL also purchased 2,000,000 shares of common stock for $10.0 million in the initial public offering at $5.00 per share, the same price and on the same terms as other investors in the initial public offering, except that a reduced underwriting discount was paid to the underwriters for the sale of common stock to DPL.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the condensed financial statements presented herein.

