Form 10-Q
period 2022-07-31
Alzamend Neuro, Inc.
filed 2022-09-13
CIK 1677077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 13, 2022 there were 95,481,790 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	July 31, 2022	April 30, 2022
ASSETS

CURRENT ASSETS

Cash	$11,527,121	$14,063,811
Prepaid expenses and other current assets	587,542	349,723
TOTAL CURRENT ASSETS	12,114,663	14,413,534
Property, plant and equipment, net	95,812	102,909
TOTAL ASSETS	$12,210,475	$14,516,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,028,700	$1,162,850
Related party payable	-	2,082
TOTAL CURRENT LIABILITIES	1,028,700	1,164,932
TOTAL LIABILITIES	1,028,700	1,164,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized; Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil issued and outstanding as of July 31, 2022 and April 30, 2022	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 95,481,790 shares issued and outstanding as of July 31, 2022 and April 30, 2022	9,548	9,548
Additional paid-in capital	58,287,091	57,419,753
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(32,231,569)	(29,194,495)

TOTAL STOCKHOLDERS’ EQUITY	11,181,775	13,351,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,210,475	$14,516,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2022	2021
OPERATING EXPENSES
Research and development	$1,375,953	$916,408
General and administrative	1,659,589	1,389,831
Total operating expenses	3,035,542	2,306,239
Loss from operations	(3,035,542)	(2,306,239)

OTHER EXPENSE, NET
Interest expense	(1,532)	(13,628)
Total other expense, net	(1,532)	(13,628)
NET LOSS	$(3,037,074)	$(2,319,867)

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Basic and diluted weighted average common shares outstanding	97,481,790	84,588,492

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended July 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2022	-	$-	95,481,790	$9,548	$57,419,753	$(14,883,295)	$(29,194,495)	$13,351,511

Stock-based compensation to employees and consultants	-	-	-	-	867,338	-	-	867,338

Net loss	-	-	-	-	-	-	(3,037,074)	(3,037,074)

BALANCES, July 31, 2022	-	$-	95,481,790	$9,548	$58,287,091	$(14,883,295)	$(32,231,569)	$11,181,775

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended July 31, 2021

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2021	750,000	$75	67,429,525	$6,743	$33,721,859	$(14,883,295)	$(16,832,437)	$2,012,945

Stock-based compensation to employees and consultants	-	-	-	-	739,622	-	-	739,622

Proceeds from sale of common stocks and warrants-related party	-	-	1,333,333	133	1,999,867	-	-	2,000,000

Proceeds from stock option exercise	-	-	250,000	25	75	-	-	100

Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs of $1.5 million	-	-	2,875,000	288	12,911,168	-	-	12,911,456

Conversion of Series A convertible stock	(750,000)	(75)	15,000,000	1,500	(1,425)	-	-	-

Net loss	-	-	-	-	-	-	(2,319,867)	(2,319,867)

BALANCES, July 31, 2021	-	$-	86,887,858	$8,689	$49,371,166	$(14,883,295)	$(19,152,304)	$15,344,256

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,037,074)	$(2,319,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,097	-
Interest expense - debt discount	-	4,795
Stock-based compensation to employees and consultants	867,338	739,622
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(237,819)	(216,169)
Accounts payable and accrued liabilities	(136,232)	568,955
Net cash used in operating activities	(2,536,690)	(1,222,664)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - related party, net	-	2,000,000
Proceeds from stock option exercise	-	100
Proceeds from initial public offering, net of underwriters’ discounts and commissions and issuance costs	-	12,911,456
Net cash provided by financing activities	-	14,911,556
Net (decrease) increase in cash	(2,536,690)	13,688,892
Cash at beginning of period	14,063,811	1,929,270
Cash at end of period	$11,527,121	$15,618,162

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Fair value of warrants issued in connection with initial public offering	$-	$461,877
Fair value of warrants issued in connection with March 2021 securities purchase agreement, related party	$-	$4,799,742

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The Company is devoting substantially all its efforts towards research and development of its Technology and raising capital. The Company has not generated any product revenue to date. The Company has financed its operations to date primarily through debt financings and through the sale of its common stock, par value $0.0001 per share (“Common Stock”). The Company expects to continue to incur net losses in the foreseeable future.

2.	LIQUIDITY AND GOING CONCERN

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of July 31, 2022, the Company had cash of $11.5 million and an accumulated deficit of $32.2 million. The Company incurred losses for the three months ended July 31, 2022 totaling $3.0 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. However, based on the Company’s current business plan, management believes that the Company’s cash at July 31, 2022 is sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Report on Form 10-K for the year ended April 30, 2022, filed with the SEC on July 19, 2022. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2022 has been derived from the audited balance sheet at April 30, 2022 contained in such Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of July 31, 2022 and April 30, 2022, the Company had no cash equivalents.

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

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of five years. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of scientific consulting fees and lab supplies, as well as fees paid to other entities that conduct certain research and development activities on behalf of the Company.

The Company has acquired and may continue to acquire the rights to develop and commercialize new product candidates from third parties. The upfront payments to acquire license, products or rights, as well as any future milestone payments, are immediately recognized as research and development expense provided that there is no alternative future use of the rights in other research and development projects.

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

The Company recognizes stock-based compensation expense for restricted stocks on a straight-line basis over the requisite service period and account for forfeitures as they occur. The Company’s stock-based compensation for restricted stocks is based upon the estimated fair value of the Common Stock.

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

Loss per Common Share

The Company utilizes FASB ASC 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock, options and warrants were to be exercised or converted or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants, convertible preferred stock and convertible notes are anti-dilutive in the periods presented, shares of Common Stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of Common Stock underlying outstanding convertible preferred stock, options, warrants, and convertible notes that have been excluded from the computation of loss per common share:

	For the Three Months Ended July 31,
	2022	2021
Series A convertible preferred stock	-	15,000,000
Stock options (1)	18,600,000	17,500,000
Warrants	10,149,788	8,830,785
Convertible notes	-	232,049
	28,749,788	41,562,834

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

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a securities purchase agreement for the purchase of 10,000,000 shares of Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. At July 31, 2022 and April 30, 2022, the outstanding balance of the note receivable was $14,883,295. ALSF is wholly owned by Ault Life Sciences, Inc. (“ALSI”). ALSI is majority owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Horne and Nisser, directors of the Company, are also directors of Ault & Co.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	July 31, 2022	April 30, 2022
Prepaid consulting fees	$116,667	$186,667
Prepaid insurance	451,885	155,880
Other prepaid expenses	9,577	7,176
Other receivables	9,413	-
Total prepaid expenses and other current assets	$587,542	$349,723

On June 16, 2022, the Company purchased D&O insurance for 12 months in the amount of $492,000. Prepaid insurance at July 31, 2022 represented the unamortized portion of annual premium paid for this policy of $452,000. At July 31, 2022, prepaid consulting fees of $117,000 consisted of payments to Spartan Capital Securities, LLC (“Spartan Capital”).

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

All options that the Company grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black-Scholes option pricing model. As of the date of issuance of these options, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life of the option granted. Stock-based compensation is a non-cash expense because the Company settles these obligations by issuing shares of Common Stock from its authorized shares instead of settling such obligations with cash payments.

A summary of stock option activity for the three months ended July 31, 2022 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2022	8,800,000	15,700,000	$1.20	6.10	$2,219,700
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	-	(1,100,000)	$1.00	-
Balance at July 31, 2022	8,800,000	14,600,000	$1.22	5.79	$1,777,200
Options vested and expected to vest at July 31, 2022		13,700,000	$1.23	6.36	$1,777,200
Options exercisable at July 31, 2022		11,514,479	$1.07	6.03	$1,777,200

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Stock Options Granted to Employees and Consultants

The estimated fair value of stock options granted to employees and consultants during the three months ended July 31, 2021 were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Three Months Ended July 31,
	2022	2021
Expected term (in years)	-	2.50 – 5.00
Volatility	-	86.31%
Risk-free interest rate	-	1.01%-1.07%
Dividend yield	-	0.0%

Expected Term: The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company did not have sufficient trading history for its Common Stock at July 31, 2022. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

Stock-based compensation to employees and consultants from stock option grants for the three months ended July 31, 2022 and 2021 were $867,000 and $740,000, respectively.

Performance Contingent Stock Options Granted to Employee

In November 2018, the Board granted 2,000,000 performance-contingent options under the Plan to the Chief Executive Officer. These options have an exercise price of $1.00 per share.

These options have two separate performance triggers for vesting based upon the therapies achieving certain Food and Drug Administration (“FDA”) approval milestones within a specified timeframe. By definition, the performance condition in these options can only be achieved after the performance condition of FDA approval has been achieved. As such, the requisite service period is based on the estimated period over which the market condition can be achieved. When a performance goal is deemed to be probable of achievement, time-based vesting and recognition of stock-based compensation expense commences. In the event any of the milestones are not achieved by the specified timelines, such vesting award will terminate and no longer be exercisable with respect to that portion of the shares. The maximum potential expense associated with the performance-contingent awards is $1.2 million of general and administrative expense if all of the performance conditions are achieved as stated in the option agreement. Due to the significant risks and uncertainties associated with FDA approvals, as of July 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 26, 2019, the Board granted 4,250,000 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $1.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its Common Stock, or (ii) stepped target prices for a change in control transaction. The target prices range from $15 per share to $40 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of July 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to the certain team members at TAMM Net, Inc. to purchase an aggregate of 450,000 shares of Common Stock at a per share exercise price of $1.50 per share, of which 50% vest upon the completion of Phase I of AL001 by March 31, 2022, and the remaining 50% vest upon completion of Phase I of AL002 by December 31, 2022.

The performance goal of completing Phase I of AL001 was achieved on March 22, 2022, and the Company recognized stock compensation related to the completion of Phase I of AL001 over the implied service period to complete this milestone. Due to the significant risks and uncertainties associated with achieving the completion of Phase I for AL002, as of July 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to AL002.

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

As of July 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 and AL002.

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for three months ended July 31, 2022 and 2021, that were comprised as follows:

	For the Three Months Ended July 31,
	2022	2021
Research and development	$-	$141,917
General and administrative	867,338	597,705
Total	$867,338	$739,622

As of July 31, 2022, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $3.7 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.2 years.

7.	WARRANTS

The following table summarizes information about Common Stock warrants outstanding and exercisable at July 31, 2022:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	1.6	$1.00	500,000	$1.00
$1.75	161,342	2.3	$1.75	161,342	$1.75
$3.00	9,427,196	2.7	$3.00	9,427,196	$3.00
$6.25	61,250	3.9	$6.25	61,250	$6.25
$1.00 - $6.25	10,149,788	2.6	$2.90	10,149,788	$2.90

The estimated fair value of warrants granted during the three months ended July 31, 2021 were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Three Months Ended July 31,
	2022	2021
Expected term (in years)	-	5.00
Volatility	-	103.70%
Risk-free interest rate	-	0.27% - 0.28%
Dividend yield	-	0.0%

Expected Term: The expected term represents the period that the warrants granted are expected to be outstanding.

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company did not have sufficient trading history for its Common Stock at July 31, 2021. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

In March 2021, the Company entered into a securities purchase agreement with Digital Power Lending, LLC (“DPL”) pursuant to which the Company sold an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile Holdings, Inc. (“BitNile”), the parent company of DPL, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased an additional 1,333,333 shares of Common Stock upon approval of the IND for Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased 2,666,667 shares of Common Stock upon the completion of Phase IA clinical trials for AL001 for a purchase price of $4 million. The Company issued to DPL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

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

Series A Preferred Shares

As of July 31, 2022, there were no Series A Preferred Shares or any other shares of Preferred Stock issued or outstanding.

Common Stock

On April 30, 2019, the Company and ALSF entered into a SPA for the purchase of 10,000,000 shares of Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. The note is secured by a pledge of the purchased shares. Pursuant to the SPA, ALSF is entitled to full ratchet anti-dilution protection, most-favored nation status, denying the Company the right to enter into a variable rate transaction absent its consent, a right to participate in any future financing the Company may consummate and to have all the shares of Common Stock to which it is entitled under the SPA registered under the Securities Act within 180 days of the final closing of the IPO. In May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares.

In March 2021, the Company entered into a securities purchase agreement with DPL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased an additional 1,333,333 shares of Common Stock upon approval by the FDA of the Company’s IND for its Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased 2,666,667 shares of Common Stock upon the completion of these Phase IA clinical trials for AL001 for a purchase price of $4 million. The Company further agreed to issue to DPL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share.

Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, on April 28, 2022, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

11.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the condensed financial statements presented herein.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on July 19, 2022.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section should be read in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

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

Overview

We were incorporated on February 26, 2016, as Alzamend Neuro, Inc. under the laws of the State of Delaware. We were formed to acquire and commercialize patented intellectual property and know-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s. Existing Alzheimer’s treatments only temporarily relieve symptoms but do not slow or halt the underlying worsening of the disease. We have developed a novel approach in an attempt to combat Alzheimer’s through immunotherapy.

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

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. These assumptions include:

•	Fair Value of Common Stock. See the subsection titled “Common Stock Valuations” below.

•	Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the option.

•	Expected Volatility. Because we do not have a sufficient trading history for our common stock (“Common Stock”), the expected volatility was estimated based on the average volatility for comparable publicly traded life sciences companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on the similar size, stage in life cycle or area of specialty. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•	Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.

•	Expected Dividend Yield. We have never paid dividends on our Common Stock and have no plans to pay dividends on our Common Stock. Therefore, we used an expected dividend yield of zero.

Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

Common Stock Valuations. Prior to our initial public offering (“IPO”) in June 2021, there was no public market for our Common Stock, and, as a result, the fair value of the shares of Common Stock underlying our stock-based awards was estimated on each grant date by our Board. To determine the fair value of our Common Stock underlying option grants, our Board considered, among other things, input from management, and our Board’s assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:

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

On September 13, 2021, we announced that the first group of healthy participants have been dosed in a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s. A full report of the Phase I first-in-human study was completed in March 2022. The Phase I study is for the purpose of determining potential clinically safe and appropriate dosing for AL001 in a planned Phase 2 multiple ascending dose study. AL001 is a lithium-delivering ionic cocrystal under development as an oral treatment for patients with dementia related to mild, moderate, and severe cognitive impairment associated with Alzheimer’s.

We have an additional preclinical candidate for Alzheimer’s, AL002, which has transitioned from early-stage development to an extensive program of preclinical study and evaluation, which was completed on May 31, 2021, and was followed by a comprehensive report prepared by Charles River Laboratories, Inc., an independent preclinical service provider, received on July 23, 2021. Our preclinical program included a toxicologic evaluation, histopathology study and brain beta amyloid analysis and was expanded to include an immunoglobulin analysis and biodistribution study.

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

During Phase I first-in-human trial, participants received a single dose of AL001 containing lithium in an amount equivalent to 150 mg lithium carbonate; this is the dose proposed by the inventors as likely appropriate for Alzheimer’s treatment when given three times daily (“TID”). Currently, marketed immediate-release lithium carbonate 300 mg are given TID; for example, lithium carbonate 300 mg TID is a dose commonly used for bipolar affective disorders. It can be difficult to set the appropriate dose of lithium carbonate and other lithium products due to the small margin between effective and toxic blood levels and to avoid side effects or inadequate treatment outcomes. We see the possibility of providing the benefits from lithium at up to 50% of the currently approved lithium carbonate dosage, with the potential for better outcomes and with elimination of the need for lithium therapeutic drug monitoring. Moreover, the data confirms AL001’s potential as a replacement of the current lithium-based treatments and may provide a treatment for over 40 million Americans suffering from Alzheimer’s and other neurodegenerative diseases and psychiatric disorders.

Such findings may allow us to design a development program that will potentially reduce the amount of new data generated to support approval. Bioequivalence may have utility for AL001 when seeking approval for the indications of currently marketed lithium products, and for new indications as a benchmark for safety. Given the systemic pharmacokinetic similarity to marketed immediate-release lithium carbonate products, AL001 may be dosed TID in the planned Phase II study, a multiple ascending dose safety study in Alzheimer’s patients. In addition, we are pursuing investigational new drug applications with the FDA for bipolar disorder, MDD, and PTSD.

On April 4, 2022, we announced the appointment of Dr. Terri Hunter, Ph.D., a Technology Transfer Specialist, to our Scientific Advisory Board. During her tenure at the University of South Florida, Dr. Hunter was responsible for managing the patent portfolio associated with Alzamend’s two product candidates, AL001 and AL002.

On April 11, 2022, we announced that we have contracted with Altasciences and iResearch Atlanta, LLC (“iResearch”) to manage and conduct, respectively, our Phase IIA multiple ascending dose (“MAD”) study in patients with mild to moderate Alzheimer’s. The Phase IIA study, which commenced enrollment in May 2022, is for the purposes of evaluating the safety and tolerability of AL001 under multiple dose, steady-state conditions, and to determine the maximum tolerated dose in patients with mild to moderate Alzheimer’s.

On April 28, 2022, we announced that Digital Power Lending, LLC (“DPL”) has made an additional investment in our company. On March 28, 2022, we announced receipt of the full data set from Phase I clinical trial for AL001. Based on the achievement of this milestone, under the March 12, 2021, securities purchase agreement, we sold an additional 2,666,667 shares of Common Stock to DPL for $4 million, or $1.50 per share, and issued to DPL warrants to acquire 1,333,333 shares of Common Stock with an exercise price of $3.00 per share.

On May 5, 2022, we announced that the first patient with mild to moderate Alzheimer’s has been dosed in a 12-month Phase IIA MAD study for dementia related to Alzheimer’s. The Phase IIA study will evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions and determine the maximum tolerated dose in patients diagnosed with mild to moderate Alzheimer’s. Lithium has been well characterized for safety and is approved/marketed in multiple formulations for bipolar affective disorders. Lithium dosing for the MAD cohorts is based on a fraction of the usual dose for treatment of bipolar affective disorder (i.e., AL001 lithium content at a lithium carbonate equivalent of 300 mg TID, daily total of 900 mg), with the target dose for Alzheimer’s treatment at half of that lithium carbonate equivalent value (150 mg TID, daily total of 450 mg). In each cohort, consisting of six active and two placebo patients (as per randomization), multiple ascending doses will be administered TID for 14 days under fasted conditions (at least 1 hour before or 4 hours after meals) up to tolerability/safety limits. The lithium and salicylate components of AL001 will be given within the amounts already approved for use in patients. Up to 40 subjects will complete the Phase IIA trial. The maximum tolerated dose will then be used for further studies.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended July 31, 2022 and 2021.

	For the Three Months Ended July 31,
	2022	2021	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,375,953	$916,408	$459,545	50%
General and administrative	1,659,589	1,389,831	269,758	19%
Total operating expenses	3,035,542	2,306,239	729,303	32%
Loss from operations	(3,035,542)	(2,306,239)	(729,303)	32%

OTHER EXPENSE, NET
Interest expense	(1,532)	(13,628)	12,096	-89%
Total other expense, net	(1,532)	(13,628)	12,096	-89%

NET LOSS	$(3,037,074)	$(2,319,867)	$(717,207)	31%

Basic and diluted net loss per common share	$(0.03)	$(0.03)	$(0.00)	*

Basic and diluted weighted average common shares outstanding	97,481,790	77,338,492		*
* Not meaningful

Revenue

We were formed on February 26, 2016, to acquire and commercialize patented intellectual property and know-how to prevent, treat and cure the crippling and deadly disease, Alzheimer’s. We currently have only two product candidates, AL001 and AL002. These products are in the early clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, or any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended July 31, 2022 and 2021, and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2022 and 2021 were $1.7 million and $1.4 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; professional fees; insurance; as well as salaries and benefits. For the three months ended July 31, 2022 and 2021, the remaining general and administrative expenses of $83,000 and $232,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, license fees, travel, and other office expenses, none of which is significant individually.

	For the Three Months Ended July 31,
	2022	2021	$ Change	% Change
Stock-based compensation expense	$867,338	$597,705	$269,633	45%
Professional fees	243,400	300,122	(56,722)	-19%
Insurance	196,427	71,433	124,994	100%
Salary and benefits	223,777	188,809	34,968	19%
Licenses and fees	8,461	-	8,461	*
Board of director fees	37,500	-	37,500	*
Other general and administrative expenses	82,686	231,762	(149,076)	-64%
Total general and administrative expenses	$1,659,589	$1,389,831	$269,758	19%

*Not meaningful

Stock-Based Compensation Expense

During the three months ended July 31, 2022 and 2021, we incurred general and administrative stock-based compensation expense of $867,000 and $598,000, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital Securities, LLC (“Spartan Capital”). All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Professional Fees

The second largest component of our general and administrative expenses is professional fees. During the three months ended July 31, 2022 and 2021, we reported professional fees of $243,000 and $300,000, respectively, which were principally comprised of the following items:

Three Months Ended July 31, 2022

•	In June 2017, we entered into a five-year consulting agreement with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to general corporate matters. In December 2017, we paid to Spartan Capital a consulting fee of $1.4 million for the services to be rendered over the 60-month term of this consulting agreement. During the three months ended July 31, 2022, we recorded an expense of $70,000 as a result of this consulting agreement.

•	During the three months ended July 31, 2022, we incurred $80,000 in audit fees, $24,000 in tax preparation fees, $23,000 in Sarbanes-Oxley compliance fees and $13,000 in related party consulting.

Three Months Ended July 31, 2021

•	During the three months ended July 31, 2021, we recorded an expense of $70,000 in connection with the five-year consulting agreement with Spartan Capital.

•	During the three months ended July 31, 2021, we incurred $29,000 in legal fees.

•	During the three months ended July 31, 2021, we incurred $79,000 in audit fees.

Salaries and Benefits

During the three months ended July 31, 2022 and 2021, we incurred $224,000 and $189,000, respectively, in employee-related expenses. As of July 31, 2022, we had four full-time and four part-time employees.

Henry C.W. Nisser, our Executive Vice President and General Counsel, Kenneth S. Cragun, our Senior Vice President of Finance, and David J. Katzoff, our Chief Financial Officer, work for us on a part-time basis. Mr. Katzoff, as a result of his recent appointment as our Chief Financial Officer, will spend no less than an average of 28 hours per week on our company’s business. Mr. Nisser spends no less than an average of 8 hours per week on our company’s business and Mr. Cragun spends no less than an average of 10 hours per week on our company’s business.

Research and Development Expenses

Research and development expenses for the three months ended July 31, 2022 and 2021 were $1.4 million and $916,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock-based compensation expense.

	For the Three Months Ended July 31,
	2022	2021	$ Change	% Change
Professional fees	$1,216,672	$704,692	$511,980	73%
Licenses and fees	3,542	65,330	(61,788)	-95%
Stock-based compensation expense	-	141,914	(141,917)	*
Other research and development expenses	155,739	4,472	151,270	3,383%
Total research and development expenses	$1,375,953	$916,408	$459,545	50%

*Not meaningful

Professional Fees

During the three months ended July 31, 2022 and 2021, we reported professional fees of $1.2 million and $705,000, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to Phase IIA clinical trial monitoring AL001 and IND preparation for AL002.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Stock-Based Compensation Expense

During the three months ended July 31, 2022 and 2021, we incurred zero and $142,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, Net

Interest Expense

Interest expense was $2,000 for the three months ended July 31, 2022, primarily related to financing of D&O insurance.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on the basis that our company will continue as a going concern. As of July 31, 2022, we had cash of $11.5 million and an accumulated deficit of $32.2 million. We have incurred recurring losses and reported losses for the three months ended July 31, 2022 totaling $3.0 million. In the past, we have financed our operations principally through issuances of promissory notes and equity securities.

In March of 2021, we entered into a securities purchase agreement with DPL, pursuant to which we sold an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, DPL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of the $50,000 convertible promissory note, previously issued to BitNile Holdings, Inc., the parent company of DPL, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, DPL (i) purchased, in July 2021, an additional 1,333,333 shares of Common Stock upon FDA approval of our IND for our Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased, in April 2022, 2,666,667 shares of Common Stock upon completion of our Phase IA clinical trials for AL001 for a purchase price of $4 million. We issued DPL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share. Finally, we agreed that for a period of eighteen months following the date of the payment of the final tranche of $4 million, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

We will need to obtain substantial additional funding in the future for our clinical development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•	successful enrollment in, and completion of, clinical trials;
•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if our product candidates are approved, commercial manufacturing;
•	our ability to maintain our current research and development programs and establish new research and development programs;
•	addition and retention of key research and development personnel;
•	our efforts to enhance operational, financial, and information management systems, and hire additional personnel, including personnel to support development of our product candidates;
•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;
•	the timing and amount of milestone and other payments we may receive under our collaboration arrangements;
•	our eventual commercialization plans for our product candidates;
•	the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims; and
•	the costs and timing of regulatory approvals.

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

We expect to continue to incur losses for the foreseeable future and need to raise additional capital until we are able to generate revenues from operations sufficient to fund our development and commercial operations. However, based on our current business plan, we believe that our cash at July 31, 2022, is sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the three months ended July 31, 2022:

	For the Three Months Ended July 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,536,690)	$(1,222,664)
Financing activities	-	14,911,556
Net increase (decrease) in cash	$(2,536,690)	$13,688,892

Operating Activities

During the three months ended July 31, 2022, net cash used in operating activities was $2.5 million. This consisted primarily of a net loss of $3.0 million and a decrease in our net operating assets and liabilities of $374,000, partially offset by non-cash charges of $874,000. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in our net operating assets and liabilities were due to a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

There were no investing activities for the three months ended July 31, 2022.

Financing Activities

There were no financing activities for the three months ended July 31, 2022.

Contractual Obligations

On May 1, 2016, we entered into a Standard Exclusive License Agreement for AL002 with Sublicensing Terms with the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012.

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

On June 10, 2020, we obtained two (2) additional royalty-bearing exclusive worldwide licenses from the Licensor to a therapy named AL001. One of the additional licenses is for the treatment of neurodegenerative diseases excluding Alzheimer’s and the other license is for the treatment of psychiatric diseases and disorders. There are certain license fees and milestone payments required to be paid pursuant to the terms of the Standard Exclusive License Agreements with Sublicensing Terms, both dated June 10, 2020 and effective as of November 1, 2019, with the Licensor and the University of South Florida (the “June AL001 License Agreements”). Under each of the June AL001 License Agreements, a royalty payment of 3% is required on net sales of products developed from the licensed technology. For the two (2) additional AL001 licenses, in the aggregate, we have paid initial license fees of $20,000. Additionally, under each of the June AL001 License Agreements, we are required to pay milestone payments on the due dates to the Licensor for the license of the technology, as follows:

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2022, the end of its most recent fiscal year.

Specifically, management has identified the following material weaknesses:

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

A material weakness is a control deficiency or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Despite the existence of these material weaknesses, we believe that the condensed financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control

Except as detailed above, during the quarter ended July 31, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our 2022 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our Common Stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2022 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Amended and Restated Bylaws.
3.3	Certificate of Designation of Alzamend Neuro, Inc. Series A Convertible Preferred Stock, dated May 30, 2016 (incorporated by reference to Exhibit 2.3 of Form 1-A/A filed with the SEC on February 4, 2020).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

** This certification will not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent specifically incorporated by reference into such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALZAMEND NEURO, INC.

Date: September 13, 2022	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: September 13, 2022	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

