Form 10-Q
period 2022-10-31
Alzamend Neuro, Inc.
filed 2022-12-12
CIK 1677077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 12, 2022 there were 96,427,624 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	October 31, 2022	April 30, 2022
ASSETS

CURRENT ASSETS

Cash	$9,182,812	$14,063,811
Prepaid expenses and other current assets	409,574	349,723
Prepaid expenses - related party	742,001	-
TOTAL CURRENT ASSETS	10,334,387	14,413,534
Property, plant and equipment, net	90,489	102,909
TOTAL ASSETS	$10,424,876	$14,516,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$648,119	$1,162,850
Related party payable	989,334	2,082
TOTAL CURRENT LIABILITIES	1,637,453	1,164,932
TOTAL LIABILITIES	1,637,453	1,164,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized; Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil issued and outstanding as of October 31, 2022 and April 30, 2022	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 95,494,290 and 95,481,790 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively	9,549	9,548
Additional paid-in capital	59,002,729	57,419,753
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(35,341,560)	(29,194,495)
TOTAL STOCKHOLDERS’ EQUITY	8,787,423	13,351,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,424,876	$14,516,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2022	2021	2022	2021
OPERATING EXPENSES
Research and development	$1,532,985	$1,750,050	$2,908,940	$2,666,458
General and administrative	1,573,418	1,833,884	3,233,005	3,223,715
Total operating expenses	3,106,403	3,583,934	6,141,945	5,890,173
Loss from operations	(3,106,403)	(3,583,934)	(6,141,945)	(5,890,173)

OTHER EXPENSE, NET

Interest expense	(3,588)	(15,995)	(5,120)	(29,623)
Total other expense, net	(3,588)	(15,995)	(5,120)	(29,623)
NET LOSS	$(3,109,991)	$(3,599,929)	$(6,147,065)	$(5,919,796)

Basic and diluted net loss per common share	$(0.03)	$(0.04)	$(0.06)	$(0.07)

Basic and diluted weighted average common shares outstanding	97,488,448	93,458,556	97,485,119	88,148,524

The accompanying notes are an integral part of these unaudited condensed financial statements.

 Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended October 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, July 31, 2022	-	$-	95,481,790	$9,548	$58,287,091	$(14,883,295)	$(32,231,569)	$11,181,775

Issuance of common stock for restricted stock awards	-	-	12,500	1	(1)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	715,639	-	-	715,639

Net loss	-	-	-	-	-	-	(3,109,991)	(3,109,991)

BALANCES, October 31, 2022	-	$-	95,494,290	$9,549	$59,002,729	$(14,883,295)	$(35,341,560)	$8,787,423

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

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Six Months Ended October 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2022	-	$-	95,481,790	$9,548	$57,419,753	$(14,883,295)	$(29,194,495)	$13,351,511

Issuance of common stock for restricted stock awards	-	-	12,500	1	(1)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	1,582,977	-	-	1,582,977

Net loss	-	-	-	-	-	-	(6,147,065)	(6,147,065)

BALANCES, October 31, 2022	-	$-	95,494,290	$9,549	$59,002,729	$(14,883,295)	$(35,341,560)	$8,787,423

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

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended October 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,147,065)	$(5,919,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,420	-
Interest expense - debt discount	-	29,623
Stock-based compensation to employees and consultants	1,582,977	2,020,006

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(59,851)	55,116
Prepaid expenses related party	245,251	-
Accounts payable and accrued expenses	(514,731)	546,217
Net cash used in operating activities	(4,880,999)	(3,268,834)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - related party, net	-	2,000,000
Proceeds from stock option exercise	-	800
Proceeds from initial public offering, net of underwriters’ discounts and commissions and issuance costs	-	12,911,456
Net cash provided by financing activities	-	14,912,256
Net (decrease) increase in cash	(4,880,999)	11,643,422
Cash at beginning of period	14,063,811	1,929,270
Cash at end of period	$9,182,812	$13,572,692

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Fair value of warrants issued in connection with March 2021 securities purchase agreement, related party	$-	$4,799,742
Fair value of warrants issued in connection with IPO	$-	$461,877

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

Organization

Alzamend Neuro, Inc. (the “Company” or “Alzamend”), is an early clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). With the Company’s two current product candidates, Alzamend aims to bring treatments or cures to market as quickly as possible. The Company’s current pipeline consists of two novel therapeutic drug candidates (collectively, the “Technology”): (i) a patented ionic cocrystal technology delivering a therapeutic combination of lithium, proline and salicylate, for the treatment of Alzheimer’s BD, MDD and PTSD, known as AL001, through two royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”); and (ii) a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s, known as ALZN002, through a royalty-bearing exclusive worldwide license from the same Licensor.

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

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of October 31, 2022, the Company had cash of $9.2 million and an accumulated deficit of $35.3 million. The Company incurred losses for the three and six months ended October 31, 2022 totaling $3.1 million and $6.1 million, respectively. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

 The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. However, based on the Company’s current business plan, management believes that the Company’s cash at October 31, 2022 is sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of October 31, 2022 and April 30, 2022, the Company had no cash equivalents.

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

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging, depending on the specific terms of the warrant agreement.

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

The following sets forth the number of shares of Common Stock underlying outstanding convertible preferred stock, options, warrants, and convertible notes that have been excluded from the computation of loss per common share:

	For the Six Months Ended October 31,
	2022	2021
Stock options (1)	17,158,329	13,500,000
Warrants	10,149,788	8,830,785
Convertible notes	-	232,049
	27,308,117	22,562,834

(1)	The Company has excluded 2,000,000 and 5,500,000 stock options for the six months ended October 31, 2022 and 2021, respectively, with an exercise price of $0.0004, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14.

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

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a securities purchase agreement for the purchase of 10,000,000 shares of Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. At October 31, 2022 and April 30, 2022, the outstanding balance of the note receivable was $14,883,295. ALSF is wholly owned by Ault Life Sciences, Inc. (“ALSI”). ALSI is majority owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Horne and Nisser, directors of the Company, are also directors of Ault & Co.

 5.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	October 31, 2022	April 30, 2022
Prepaid consulting fees	$46,667	$186,667
Prepaid insurance	353,330	155,880
Other prepaid expenses	9,577	7,176
Total prepaid expenses and other current assets	$409,574	$349,723

 On June 16, 2022, the Company purchased directors and officers (“D&O”) insurance for 12 months in the amount of $492,000. Prepaid insurance at October 31, 2022 represented the unamortized portion of annual premium paid for this policy of $353,000. At October 31, 2022, prepaid consulting fees of $47,000 consisted of payments to Spartan Capital Securities, LLC.

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

A summary of stock option activity for the six months ended October 31, 2022 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2022	8,800,000	15,700,000	$1.16	6.10	$2,219,700
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	1,391,671	(1,391,671)	$1.59	-
Balance at October 31, 2022	10,191,671	14,308,329	$1.16	5.62	$1,777,200
Options vested and expected to vest at October 31, 2022		13,308,329	$1.18	6.04	$1,777,200
Options exercisable at October 31, 2022		11,582,230	$1.08	5.77	$1,777,200

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Stock Options Granted to Employees and Consultants

The estimated fair value of stock options granted to employees and consultants during the six months ended October 31, 2021 were calculated using the Black-Scholes option-pricing model using the following assumptions:

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

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company did not have sufficient trading history for its Common Stock at October 31, 2021. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

Stock-based compensation to employees and consultants from stock option grants for the six months ended October 31, 2022 and 2021 was $1.6 million and $2.0 million, respectively.

Performance Contingent Stock Options Granted to Employee

On November 26, 2019, the Board granted 4,250,000 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $1.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its Common Stock, or (ii) stepped target prices for a change in control transaction. The target prices range from $10 per share to $40 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of October 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $10 per share to $20 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to the certain team members at TAMM Net, Inc. to purchase an aggregate of 450,000 shares of Common Stock at a per share exercise price of $1.50 per share, of which 50% vest upon the completion of Phase I of AL001 by March 31, 2022, and the remaining 50% vest upon completion of Phase I of ALZN002 by December 31, 2022.

The performance goal of completing Phase I of AL001 was achieved on March 22, 2022, and the Company recognized stock compensation related to the completion of Phase I of AL001 over the implied service period to complete this milestone. Due to the significant risks and uncertainties associated with achieving the completion of Phase I for ALZN002, as of October 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002.

Performance Contingent Stock Options Granted to Consultants

On October 14, 2021, the Company issued performance-based stock options to two consultants to purchase an aggregate of 200,000 shares of Common Stock with an exercise price of $2.42 per share, of which 50,000 vest upon completion of each of the Phase II clinical trials of AL001 for a Bipolar indication, AL001 for a PTSD indication, AL001 for a depression indication and ALZN002 for an Alzheimer’s indication.

As of October 31, 2022, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 and ALZN002.

 Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for three and six months ended October 31, 2022 and 2021, that were comprised as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2022	2021	2022	2021
Research and development	$-	$111,267	$-	$253,184
General and administrative	715,639	1,169,117	1,582,977	1,766,822
Total	$715,639	$1,280,384	$1,582,977	$2,020,006

As of October 31, 2022, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $2.8 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.1 years.

7.	WARRANTS

The following table summarizes information about Common Stock warrants outstanding and exercisable at October 31, 2022:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	1.3	$1.00	500,000	$1.00
$1.75	161,342	2.0	$1.75	161,342	$1.75
$3.00	9,427,196	2.4	$3.00	9,427,196	$3.00
$6.25	61,250	3.6	$6.25	61,250	$6.25
$1.00 - $6.25	10,149,788	2.4	$2.90	10,149,788	$2.90

The estimated fair value of warrants granted during the six months ended October 31, 2021 were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Six Months Ended October 31,
	2022	2021
Expected term (in years)	-	5.00
Volatility	-	86.31%
Risk-free interest rate	-	0.87% - 0.90%
Dividend yield	-	0.0%

Expected Term: The expected term represents the period that the warrants granted are expected to be outstanding.

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company did not have sufficient trading history for its Common Stock at October 31, 2021. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

In March 2021, the Company entered into a securities purchase agreement with Ault Lending, LLC (formerly, Digital Power Lending, LLC) (“AL”) pursuant to which the Company sold an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, AL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile Holdings, Inc. (“BitNile”), the parent company of AL, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, AL (i) purchased an additional 1,333,333 shares of Common Stock upon approval of the IND for Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased 2,666,667 shares of Common Stock upon the completion of Phase IA clinical trials for AL001 for a purchase price of $4 million. The Company issued to AL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

In November 2022, the Company entered into a marketing and brand development agreement with BitNile, effective August 1, 2022, whereby BitNile will provide various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of its Common Stock with a value of $1.50 per share. On November 11, 2022, the Company elected to pay the fee with 933,334 shares of its Common Stock. The Company recorded the value of the agreement using the closing price of the Company’s Common Stock on November 11, 2022, and will amortize the expense over twelve months beginning in August 2022. At October 31, 2022, the balance of related party prepaid expenses was $742,000 and the balance of related party payable was $989,000.

9.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

On May 1, 2016, the Company entered into a Standard Exclusive License Agreement for ALZN002 with Sublicensing Terms with Licensor, pursuant to which Licensor granted the Company a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012.

There are certain initial license fees and milestone payments required to be paid by the Company to the Licensor pursuant to the terms of license agreements. The license agreements for ALZN002 require the Company to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002 while the license agreements for AL001 require that the Company pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001.  The Company has already paid an initial license fee of $200,000 for ALZN002 and an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of ALZN002, the Licensor received 3,601,809 shares of common stock. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of common stock. Minimum royalties for AL001 are $25,000 in 2023, $45,000 in 2024 and $70,000 in 2025 and every year thereafter, for the life of the agreement. Minimum royalties for ALZN002 are $20,000 in 2022, $40,000 in 2023 and $50,000 in 2024 and every year thereafter, for the life of the respective agreement.Additionally, the Company is required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 License:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval

*	Milestone met and completed

ALZN002 License:

Payment		Due Date	Event
$50,000	*	Completed September 2022	Upon IND application filing

$50,000		12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000		12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval

*	Milestone met and completed

The Company has met the pre-IND meeting, IND application filing, and successfully completed the Phase I clinical trial milestones encompassing AL001 and the IND application filing milestone for ALZN002. If the Company fails to meet a milestone by its specified date, the Licensor may terminate the license agreement.

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

Series A Preferred Shares

As of October 31, 2022, there were no Series A Preferred Shares or any other shares of Preferred Stock issued or outstanding.

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

In March 2021, the Company entered into a securities purchase agreement with AL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, AL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, AL (i) purchased an additional 1,333,333 shares of Common Stock upon approval by the FDA of the Company’s IND for its Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased 2,666,667 shares of Common Stock upon the completion of these Phase IA clinical trials for AL001 for a purchase price of $4 million. The Company further agreed to issue to AL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share.

Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, on April 28, 2022, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

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

Overview

We were incorporated on February 26, 2016, as Alzamend Neuro, Inc. under the laws of the State of Delaware. We were formed to acquire and commercialize patented intellectual property and know-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s. With our two product candidates, we aim to bring treatment or cures not only for Alzheimer’s, but also, bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). Existing Alzheimer’s treatments only temporarily relieve symptoms but do not, to our knowledge, slow or halt the underlying worsening of the disease. We have developed a novel approach in an attempt to combat Alzheimer’s through immunotherapy.

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

On August 17, 2021, we announced that we have contracted Altasciences Clinical Kansas (“Altasciences”) to conduct a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s beginning in September 2021. The Phase I first-in-human study was for the purpose of determining potential clinically safe and appropriate dosing for AL001 in future studies. The Phase I study investigated the pharmacokinetics (the movement of drug through the body) of lithium following a single dose of AL001 (the “study drug”) compared to a typical single dose of a marketed 300 mg immediate-release lithium carbonate capsule (the “comparator” – currently indicated to treat mood disorders) in healthy male and female subjects. The lithium and salicylate components of AL001 was given within the amounts already approved for use in patients. The purpose of the research study was to test the safety, tolerability, and bioavailability (how much and when drug gets in the body) of the study drug, AL001, compared to the currently marketed formulation of the comparator, lithium carbonate. This was expected to ascertain what AL001 doses should be given, and how often, in subsequent Phase 2 safety and efficacy trials involving Alzheimer’s patients. At least 24 healthy male and female human subjects participated in the Phase I trial.

On September 13, 2021, we announced that the first group of healthy participants were dosed in a six-month Phase I relative bioavailability study for AL001 for dementia related to Alzheimer’s. On March 28, 2022, we announced receipt of full data set from the Phase I clinical trial for AL001. The full data set builds upon topline data previously reported on December 17, 2021. This data affirmed that dose-adjusted relative bioavailability analysis of the rate and extent of lithium absorption in plasma indicate that AL001 as 150 mg dosage is bioavailability to the marketed 300 mg lithium carbonate product and the shapes of the lithium plasma concentration versus time curves are similar. AL001 salicylate plasma concentrations are observed to be well tolerated and consistently within safe limits and the safety profiles of both AL001 and the marketed lithium carbonate capsule were benign.

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

On April 4, 2022, we announced the appointment of Dr. Terri Hunter, Ph.D., a Technology Transfer Specialist, to our Scientific Advisory Board. During her tenure at the University of South Florida, Dr. Hunter was responsible for managing the patent portfolio associated with Alzamend’s two product candidates, AL001 and ALZN002.

On April 28, 2022, we announced that Ault Lending, LLC (formerly, Digital Power Lending, LLC) (“AL”) has made an additional investment in our company. On March 28, 2022, we announced receipt of the full data set from Phase I clinical trial for AL001. Based on the achievement of this milestone, under the March 12, 2021, securities purchase agreement, we sold an additional 2,666,667 shares of common stock to AL for $4 million, or $1.50 per share, and issued to AL warrants to acquire 1,333,333 shares of common stock with an exercise price of $3.00 per share.

On May 5, 2022, we announced that the first patient with mild to moderate Alzheimer’s was dosed in a 12-month Phase IIA multiple ascending dose (“MAD”) study for dementia related to Alzheimer’s. The Phase IIA study will evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions and determine the maximum tolerated dose in patients diagnosed with mild to moderate Alzheimer’s. Lithium has been well characterized for safety and is approved/marketed in multiple formulations for bipolar affective disorders. Lithium dosing for the MAD cohorts is based on a fraction of the usual dose for treatment of bipolar affective disorder (i.e., AL001 lithium content at a lithium carbonate equivalent of 300 mg TID, daily total of 900 mg), with the target dose for Alzheimer’s treatment at half of that lithium carbonate equivalent value (150 mg TID, daily total of 450 mg). In each cohort, consisting of six active and two placebo patients (as per randomization), multiple ascending doses will be administered TID for 14 days under fasted conditions (at least 1 hour before or 4 hours after meals) up to tolerability/safety limits. The lithium and salicylate components of AL001 will be given within the amounts already approved for use in patients. Up to 40 subjects will complete the Phase IIA trial. The maximum tolerated dose will then be used for further studies. On October 5, 2022, we announced the addition of a healthy adult subject cohort to MAD study and that the first healthy patient was dosed.

On May 17, 2022, we announced submission of a Pre-IND meeting request for AL001 and supporting briefing documents to the FDA for the treatment of BD, MDD and PTSD. On July 18, 2022, we announced receipt of a written response from the FDA to our meeting request relating to our Pre-IND application. The FDA’s response provided a path for our planned clinical development of AL001 for the treatment of BD, MDD and PTSD. Based on the FDA’s written feedback, we anticipate filing INDs for BD, MDD and PTSD upon the completion of the current Phase IIA MAD study. This will allow us to initiate Phase II clinical trials for all three new indications.

We have an additional preclinical candidate for Alzheimer’s, ALZN002, which has transitioned from early-stage development to an extensive program of preclinical study and evaluation, which was completed on May 31, 2021, and was followed by a comprehensive report prepared by Charles River Laboratories, Inc., an independent preclinical service provider, received on July 23, 2021. Our preclinical program included a toxicologic evaluation, histopathology study and brain beta amyloid analysis and was expanded to include an immunoglobulin analysis and biodistribution study.

On July 30, 2021, we announced that we submitted a pre-IND meeting request for ALZN002 and supporting briefing documents to the Center for Biological Evaluation and Research of the FDA. On September 30, 2021, we announced that we have received a written response to our meeting request relating to our Type B Pre-IND application from the FDA providing a path for our planned clinical development of ALZN002. ALZN002 is a patented method using a mutant-peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s. Preclinical work supports ALZN002 being associated with a positive anti-inflammatory response and a decrease in brain amyloid contents. Based on ALZN002’s positive toxicology results, the biologic nature of this product and the urgent need to deliver treatments for Alzheimer’s to patients, we proposed, and the FDA agreed, to conduct a combined Phase I/II study.

On September 29, 2022, we announced that we submitted an IND application to the FDA for ALZN002 to conduct a Phase I/IIA clinical trial. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of placebo in 20-30 subjects with mild to moderate dementia of the Alzheimer’s type. Also, the trial is designed to determine the optimal dosage of ALZN002, allowing for induction of anti-Amyloid-beta antibody responses that can target Alzheimer’s-associated brain proteins while maintaining safety. The primary goal of this initial clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial (ALZN002-02), which we expect to initiate within three months of receiving data from the initial trial.

On October 31, 2022 we announced receipt of a “study may proceed” letter from the FDA for a phase I/IIA clinical trial under our IND application for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. We are advancing the process and expect that the first patient will be dosed in the first quarter of 2023.

The continuation of our current plan of operations with respect to completing our IND applications and conducting the series of human clinical trials for each of our therapeutics requires us to raise additional capital to fund our operations.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2022 and 2021

The following table summarizes the results of our operations for the three months ended October 31, 2022 and 2021:

	For the Three Months Ended October 31,
	2022	2021	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,532,985	$1,750,050	$(217,065)	-12%
General and administrative	1,573,418	1,833,884	(260,466)	-14%
Total operating expenses	3,106,403	3,583,934	(477,531)	-13%
Loss from operations	(3,106,403)	(3,583,934)	477,531	13%

OTHER EXPENSE, NET
Interest expense	(3,588)	(15,995)	12,407	78%
Total other expense, net	(3,588)	(15,995)	12,407	78%

NET LOSS	$(3,109,991)	$(3,599,929)	$489,938	14%

Basic and diluted net loss per common share	$(0.03)	$(0.04)	$0.01	*

Basic and diluted weighted average common shares outstanding	97,488,448	93,458,556		*

* Not meaningful

Revenue

We were formed on February 26, 2016, to acquire and commercialize patented intellectual property and know-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s. With our two product candidate, we aim to bring treatments or cures not only for Alzheimer’s, but also BD, MDD and PTSD. These product candidates are in the early clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, or any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended October 31, 2022 and 2021, and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2022 and 2021 were $1.6 million and $1.8 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; professional fees; insurance; marketing fees; travel and entertainment; board fees; as well as salaries and benefits. For the three months ended October 31, 2022 and 2021, the remaining general and administrative expenses of $37,000 and $25,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, license fees, travel, and other office expenses, none of which is significant individually.

	For the Three Months Ended October 31,
	2022	2021	$ Change	% Change
Stock compensation expense	$715,639	$1,169,117	$(453,478)	-39%
Professional fees	133,105	213,619	(80,514)	-38%
Insurance	129,573	214,299	(84,726)	-40%
Salary and benefits	219,132	154,482	64,650	42%
Marketing fees	247,334	600	246,734	*
Travel and entertainment	53,734	37,687	16,047	43%
Board of director fees	37,500	18,756	18,744	100%
Other general and administrative expenses	37,401	25,324	12,077	48%
Total general and administrative expenses	$1,573,418	$1,833,884	$(260,466)	-14%

* Not meaningful

Stock-Based Compensation Expense

During the three months ended October 31, 2022 and 2021, we incurred general and administrative stock-based compensation expense of $716,000 and $1.2 million, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital Securities, LLC (“Spartan Capital”). All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Marketing Fees

The second largest component of our general and administrative expenses is marketing fees. During the three months ended October 31, 2022 and 2021, we reported marketing fees of $247,000 and $600, respectively, which were principally comprised of the related party marketing and branding agreement.

Salaries and Benefits

During the three months ended October 31, 2022 and 2021, we incurred $219,000 and $154,000, respectively, in employee-related expenses. As of October 31, 2022, we had four full-time and three part-time employees.

Henry C.W. Nisser, our Executive Vice President and General Counsel and Kenneth S. Cragun, our Senior Vice President of Finance work for us on a part-time basis. Mr. Nisser spends no less than an average of 8 hours per week on our company’s business and Mr. Cragun spends no less than an average of 10 hours per week on our company’s business.

Research and Development Expenses

Research and development expenses for the three months ended October 31, 2022 and 2021 were $1.5 million and $1.8 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock-based compensation expense.

	For the Three Months Ended October 31,
	2022	2021	$ Change	% Change
Professional fees	$1,467,632	$1,406,932	$60,700	4%
Licenses and fees	50,000	192,471	(142,471)	-74%
Stock-based compensation expense	-	111,267	(111,267)	*
Other research and development expenses	15,353	39,380	(24,027)	-61%
Total research and development expenses	$1,532,985	$1,750,050	$(217,065)	-12%

*Not meaningful

Professional Fees

During the three months ended October 31, 2022 and 2021, we incurred professional fees of $1.5 million and $1.4 million, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to Phase IIA clinical trial monitoring of AL001 and IND preparation for ALZN002.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Stock-Based Compensation Expense

During the three months ended October 31, 2022 and 2021, we incurred zero and $111,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, Net

Interest Expense

Interest expense was $4,000 for the three months ended October 31, 2022, primarily related to financing of D&O insurance.

Results of Operations for the Six Months Ended October 31, 2022 and 2021

The following table summarizes the results of our operations for the six months ended October 31, 2022 and 2021:

	For the Six Months Ended October 31,
	2022	2021	$ Change	% Change
OPERATING EXPENSES
Research and development	$2,908,940	$2,666,458	$242,482	9%
General and administrative	3,233,005	3,223,715	9,290	0%
Total operating expenses	6,141,945	5,890,173	251,772	4%
Loss from operations	(6,141,945)	(5,890,173)	(251,772)	4%

OTHER EXPENSE, NET
Interest expense	(5,120)	(29,623)	24,503	-83%
Total other expense, net	(5,120)	(29,623)	24,503	-83%

NET LOSS	$(6,147,065)	$(5,919,796)	$(227,269)	4%

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$0.01	*

Basic and diluted weighted average common shares outstanding	97,485,119	88,148,524		*

* Not meaningful

Revenue

We were formed on February 26, 2016, to acquire and commercialize patented intellectual property and kno-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s. With our two product candidates, we aim to bring treatment or cures not only for Alzheimer’s, but also BD, MDD and PTSD. These product candidates are in the early clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, or any respective successors, will provide us with any revenue. We did not generate any revenues during the six months ended October 31, 2022 and 2021, and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for each of the six months ended October 31, 2022 and 2021 were $3.2 million. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; professional fees; insurance; marketing fees; travel and entertainment; board of director fees; as well as salaries and benefits. For the six months ended October 31, 2022 and 2021, the remaining general and administrative expenses of $72,000 and $192,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, license fees, and other office expenses, none of which is significant individually.

	For the Six Months Ended October 31,
	2022	2021	$ Change	% Change
Stock compensation expense	$1,582,977	$1,766,822	$(183,845)	-10%
Professional fees	376,505	532,497	(155,992)	-29%
Insurance	326,000	285,732	40,268	14%
Salary and benefits	442,909	343,290	99,619	29%
Travel and entertainment	110,011	96,169	13,842	14%
Marketing fees	247,934	7,154	240,780	3366%
Board of director fees	75,000	-	75,000	*
Other general and administrative expenses	71,669	192,051	(120,382)	-63%
Total general and administrative expenses	$3,233,005	$3,223,715	$9,290	0%

* Not meaningful

Stock-Based Compensation Expense

During the six months ended October 31, 2022 and 2021, we incurred general and administrative stock-based compensation expense of $1.6 million and $1.8 million, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Salaries and Benefits

During the six months ended October 31, 2022 and 2021, we incurred $443,000 and $343,000, respectively, in employee-related expenses. As of October 31, 2022, we had four full-time and three part-time employees.

Henry C.W. Nisser, our Executive Vice President and General Counsel and Kenneth S. Cragun, our Senior Vice President of Finance work for us on a part-time basis. Mr. Nisser spends no less than an average of 8 hours per week on our company’s business and Mr. Cragun spends no less than an average of 10 hours per week on our company’s business.

Professional Fees

During the six months ended October 31, 2022 and 2021, we reported professional fees of $377,000 and $532,000, respectively, which were principally comprised of Spartan Capital consulting fees and audit fees.

Insurance

During the six months ended October 31, 2022 and 2021, we reported insurance fees of $326,000 and $286,000, respectively, which were principally comprised of Directors and Officers insurance.

Research and Development Expenses

Research and development expenses for the six months ended October 31, 2022 and 2021 were $2.9 million and $2.7 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, licenses and fees, as well as stock-based compensation expense.

	For the Six Months Ended October 31,
	2022	2021	$ Change	% Change
Professional fees	$2,684,306	$2,111,624	$572,682	27%
Licenses and fees	55,000	257,801	(202,801)	-79%
Stock compensation expense	-	253,184	(253,184)	-100%
Other research and development expenses	169,634	43,849	125,785	287%
Total research and development expenses	$2,908,940	$2,666,458	$242,482	9%

* Not meaningful

Professional Fees

During the six months ended October 31, 2022 and 2021, we reported professional fees of $2.7 million and $2.1 million, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to Phase IIA clinical trial monitoring of AL001 and IND preparation for ALZN002.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Stock-Based Compensation Expense

During the six months ended October 31, 2022 and 2021, we incurred zero and $253,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, Net

Interest Expense

Interest expense was $5,000 for the six months ended October 31, 2022, primarily related to financing of D&O insurance.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on the basis that our company will continue as a going concern. As of October 31, 2022, we had cash of $9.2 million and an accumulated deficit of $35.3 million. We have incurred recurring losses and reported losses for the three and six months ended October 31, 2022 totaling $3.1 million and $6.2 million, respectively. In the past, we have financed our operations principally through issuances of promissory notes and equity securities.

In March of 2021, we entered into a securities purchase agreement with Ault Lending, LLC (formerly, Digital Power Lending, LLC) (“AL”), pursuant to which we sold an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, AL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of the $50,000 convertible promissory note, previously issued to BitNile Holdings, Inc., the parent company of AL, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, AL (i) purchased, in July 2021, an additional 1,333,333 shares of Common Stock upon FDA approval of our IND for our Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased, in April 2022, 2,666,667 shares of Common Stock upon completion of our Phase IA clinical trials for AL001 for a purchase price of $4 million. We issued AL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share. Finally, we agreed that for a period of eighteen months following the date of the payment of the final tranche of $4 million, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

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

We expect to continue to incur losses for the foreseeable future and need to raise additional capital until we are able to generate revenues from operations sufficient to fund our development and commercial operations. However, based on our current business plan, we believe that our cash at October 31, 2022, is sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the six months ended October 31, 2022 and 2021:

	For the Six Months Ended October 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(4,880,999)	$(3,268,834)
Financing activities	-	14,912,256
Net (decrease) increase in cash	$(4,880,999)	$11,643,422

Operating Activities

During the six months ended October 31, 2022, net cash used in operating activities was $4.9 million. This consisted primarily of a net loss of $6.1 million and a decrease in our net operating assets and liabilities of $329,000, partially offset by non-cash charges of $1.6 million. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in our net operating assets and liabilities was due to a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

During the six months ended October 31, 2021, net cash used in operating activities was $3.3 million. This consisted primarily of a net loss of $5.9 million, partially offset by an increase in non-cash charges of $2.0 million and our net operating assets and liabilities of $601,000. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses and other current assets.

Investing Activities

There were no investing activities for the six months ended October 31, 2022 and 2021.

Financing Activities

There were no financing activities for the six months ended October 31, 2022. Financing activities for the six months ended October 31, 2021 related primarily to proceeds from our initial public offering.

Contractual Obligations

On May 1, 2016, we entered into a Standard Exclusive License Agreement for ALZN002 with Sublicensing Terms with the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012.

There are certain initial license fees and milestone payments required to be paid by us to the Licensor, pursuant to the terms of license agreements we have entered into with the Licensor. The license agreements for ALZN002 require us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002 while the license agreements for AL001 require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for ALZN002 and an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of ALZN002, the Licensor received 3,601,809 shares of our common stock. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of our common stock. Minimum royalties for AL001 are $25,000 in 2023, $45,000 in 2024 and $70,000 in 2025 and every year thereafter, for the life of the agreement. Minimum royalties for ALZN002 are $20,000 in 2022, $40,000 in 2023 and $50,000 in 2024 and every year thereafter, for the life of the respective agreement. Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 License:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	ND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval

*Milestone met and completed

ALZN002 License:

Payment		Due Date	Event
$50,000	*	Completed September 2022	Upon IND application filing

$50,000		12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000		12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval

*Milestone met and completed

We have met the pre-IND meeting, IND application filing, and successfully completed the Phase I clinical trial milestones encompassing AL001 and the IND application filing milestone for ALZN002. If we fail to meet a milestone by its specified date, Licensor may terminate the license agreement.

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

Changes in Internal Control

Except as detailed above, during the six months ended October 31, 2022, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ALZAMEND NEURO, INC.

Date: December 12, 2022	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: December 12, 2022	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

