Form 10-Q
period 2023-01-31
Alzamend Neuro, Inc.
filed 2023-03-15
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40483

ALZAMEND NEURO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1822909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3480 Peachtree Rd NE, Suite 103, Atlanta, GA	30326	(844) 722-6303
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALZN	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 15, 2023 there were 96,440,124 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	January 31, 2023	April 30, 2022
ASSETS

CURRENT ASSETS

Cash	$7,375,841	$14,063,811
Prepaid expenses and other current assets	546,303	349,723
Prepaid expenses - related party	494,668	-
TOTAL CURRENT ASSETS	8,416,812	14,413,534
Property, plant and equipment, net	85,166	102,909
TOTAL ASSETS	$8,501,978	$14,516,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,642,473	$1,162,850
Related party payable	-	2,082
TOTAL CURRENT LIABILITIES	2,642,473	1,164,932
TOTAL LIABILITIES	2,642,473	1,164,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized; Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil issued and outstanding as of January 31, 2023 and April 30, 2022	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 96,427,624 and 95,481,790 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	9,642	9,548
Additional paid-in capital	61,500,292	57,419,753
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(40,767,134)	(29,194,495)
TOTAL STOCKHOLDERS’ EQUITY	5,859,505	13,351,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,501,978	$14,516,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2023	2022	2023	2022
OPERATING EXPENSES
Research and development	$2,888,847	$873,653	$5,797,789	$3,540,111
General and administrative	2,534,665	1,682,913	5,767,668	4,906,628
Total operating expenses	5,423,512	2,556,566	11,565,457	8,446,739
Loss from operations	(5,423,512)	(2,556,566)	(11,565,457)	(8,446,739)

OTHER EXPENSE, NET
Interest expense	(2,062)	(16,299)	(7,182)	(45,922)
Total other expense, net	(2,062)	(16,299)	(7,182)	(45,922)
NET LOSS	$(5,425,574)	$(2,572,865)	$(11,572,639)	$(8,492,661)

Basic and diluted net loss per common share	$(0.06)	$(0.03)	$(0.12)	$(0.09)

Basic and diluted weighted average common shares outstanding	98,326,175	94,165,225	97,765,471	89,484,601

The accompanying notes are an integral part of these unaudited condensed financial statements.

 Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended January 31, 2023

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, October 31, 2022	-	$-	95,494,290	$9,549	$59,002,729	$(14,883,295)	$(35,341,560)	$8,787,423

Stock-based compensation to employees and consultants	-	-	-	-	1,508,322	-	-	1,508,322

Issuance of common stock for related party payable	-	-	933,334	93	989,241	-	-	989,334

Net loss	-	-	-	-	-	-	(5,425,574)	(5,425,574)

BALANCES, January 31, 2023	-	$-	96,427,624	$9,642	$61,500,292	$(14,883,295)	$(40,767,134)	$5,859,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended January 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, October 31, 2021	-	$-	88,850,358	$8,885	$50,652,054	$(14,883,295)	$(22,752,233)	$13,025,411

Stock-based compensation to employees and consultants	-	-	-	-	1,130,795	-	-	1,130,795

Proceeds from stock option exercise	-	-	1,000,000	100	300	-	-	400

Issuance of share of common stock for conversion of debt	-	-	252,265	25	378,373	-	-	378,398

Net loss	-	-	-	-	-	-	(2,572,865)	(2,572,865)

BALANCES, January 31, 2022	-	$-	90,102,623	$9,010	$52,161,522	$(14,883,295)	$(25,325,098)	$11,962,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Nine Months Ended January 31, 2023

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2022	-	$-	95,481,790	$9,548	$57,419,753	$(14,883,295)	$(29,194,495)	$13,351,511

Issuance of common stock for restricted stock awards	-	-	12,500	1	(1)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	3,091,299	-	-	3,091,299

Issuance of common stock for related party payable	-	-	933,334	93	989,241	-	-	989,334

Net loss	-	-	-	-	-	-	(11,572,639)	(11,572,639)

BALANCES, January 31, 2023	-	$-	96,427,624	$9,642	$61,500,292	$(14,883,295)	$(40,767,134)	$5,859,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Nine Months Ended January 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2021	750,000	$75	67,429,525	$6,743	$33,721,859	$(14,883,295)	$(16,832,437)	$2,012,945

Issuance of common stock for restricted stock awards	-	-	212,500	21	(21)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	3,150,801	-	-	3,150,801

Proceeds from sale of common stocks & warrants-related party	-	-	1,333,333	133	1,999,867	-	-	2,000,000

Proceeds from stock option exercise	-	-	3,000,000	300	900	-	-	1,200

Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs of $1.5 million	-	-	2,875,000	288	12,911,168	-	-	12,911,456

Issuance of shares of common stock for conversion of debt	-	-	252,265	25	378,373			378,398

Conversion of Series A convertible stock	(750,000)	(75)	15,000,000	1,500	(1,425)	-	-	-

Net loss	-	-	-	-	-	-	(8,492,661)	(8,492,661)

BALANCES, January 31, 2022	-	$-	90,102,623	$9,010	$52,161,522	$(14,883,295)	$(25,325,098)	$11,962,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended January 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,572,639)	$(8,492,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	17,743	-
Interest expense - debt discount	-	12,770
Stock-based compensation to employees and consultants	3,091,299	3,150,801
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(196,580)	344,493
Prepaid expenses related party	492,584	-
Accounts payable and accrued expenses	1,479,623	(67,040)
Net cash used in operating activities	(6,687,970)	(5,051,637)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - related party, net	-	2,000,000
Proceeds from stock option exercise	-	1,200
Proceeds from initial public offering, net of underwriters’ discounts and commissions and issuance costs	-	12,911,456
Net cash provided by financing activities	-	14,912,656
Net (decrease) increase in cash	(6,687,970)	9,861,019
Cash at beginning of period	14,063,811	1,929,270
Cash at end of period	$7,375,841	$11,790,289

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Fair value of warrants issued in connection with March 2021 securities purchase agreement, related party	$-	$4,799,742
Fair value of warrants issued in connection with IPO	$-	$461,877
Issuance of common stock on conversion of note	$-	$378,373
Issuance of common stock for related party payable	$989,334	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of January 31, 2023, the Company had cash of $7.4 million and an accumulated deficit of $40.8 million. The Company incurred losses for the three and nine months ended January 31, 2023 totaling $5.4 million and $11.6 million, respectively. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

 The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. However, based on the Company’s current business plan, management believes that the Company’s cash at January 31, 2023 is sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of January 31, 2023 and April 30, 2022, the Company had no cash equivalents.

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

The following sets forth the number of shares of Common Stock underlying outstanding options and warrants that have been excluded from the computation of loss per common share:

	For the Nine Months Ended January 31,
	2023	2022
Stock options (1)	18,158,329	13,500,000
Warrants	10,149,788	8,830,785
	28,308,117	22,330,785

(1)	The Company has excluded 2,000,000 and 4,500,000 stock options for the nine months ended January 31, 2023 and 2022, respectively, with an exercise price of $0.0004, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14.

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

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a securities purchase agreement for the purchase of 10,000,000 shares of Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. At January 31, 2023 and April 30, 2022, the outstanding balance of the note receivable was $14,883,295. ALSF is wholly owned by Ault Life Sciences, Inc. (“ALSI”). ALSI is majority owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Horne and Nisser, directors of the Company, are also directors of Ault & Co.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	January 31, 2023	April 30, 2022
Prepaid clinical trial fees	$315,987	$-
Prepaid insurance	222,742	155,880
Other prepaid expenses	7,574	7,176
Prepaid consulting fees	-	186,667
Total prepaid expenses and other current assets	$546,303	$349,723

 On January 5, 2023, the Company prepaid $437,466 for clinical trial fees related to AL002. Prepaid clinical trial fees at January 31, 2023, represented the unused portion of the prepaid clinical fees. On June 16, 2022, the Company purchased directors and officers (“D&O”) insurance for 12 months in the amount of $492,000. Prepaid insurance at January 31, 2023 represented the unamortized portion of the annual insurance premium.

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

A summary of stock option activity for the nine months ended January 31, 2023 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2022	8,800,000	15,700,000	$1.16	6.32	$2,219,700
Options granted	(2,000,000)	2,000,000	$1.17	9.83
Options exercised	-	-	$-	-
Options expired	2,391,671	(2,391,671)	$1.34	-
Balance at January 31, 2023	9,191,671	15,308,329	$1.18	6.32	$1,327,200
Options vested and expected to vest at January 31, 2023		14,308,329	$1.18	6.07	$1,327,200
Options exercisable at January 31, 2023		13,172,907	$1.11	5.91	$1,327,200

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Stock Options Granted to Employees and Consultants

The estimated fair value of stock options granted to employees and consultants during the nine months ended January 31, 2023 and 2022 were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Nine Months Ended January 31,
	2023	2022
Expected term (in years)	6.25	3.50 – 6.25
Volatility	88.94%	85.53% - 87.10%
Risk-free interest rate	3.89%	1.01%-1.07%
Dividend yield	0.0%	0.0%

Expected Term: The expected term represents the period that the options granted are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term).

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company did not have sufficient trading history for its Common Stock at January 31, 2023 and 2022. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

Risk-Free Interest Rate: The Company based the risk-free interest rate over the expected term of the options based on the constant maturity rate of U.S. Treasury securities with similar maturities as of the date of the grant.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future. Therefore, the expected dividend yield was zero.

Stock-based compensation to employees and consultants from stock option grants for the nine months ended January 31, 2023 and 2022, was $3.1 million and $3.2 million, respectively.

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $10 per share to $20 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of January 31, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 2,000,000 performance-based stock option to the Chief Executive Officer at an exercise price of $1.17 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. As of January 31, 2023, the Company believes that it is probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 will be achieved and has recognized the related stock-based compensation. As of January 31, 2023, the Company believes that the achievement of the second performance condition is not probable and, as a result, no compensation cost has been recognized related to Phase II of ALZN002.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to the certain team members at TAMM Net, Inc. (“TAMM Net”) to purchase an aggregate of 450,000 shares of Common Stock at a per share exercise price of $1.50 per share, of which 50% vest upon the completion of Phase I of AL001 by March 31, 2022, and the remaining 50% vest upon completion of Phase I of ALZN002 by December 31, 2022.

The performance goal of completing Phase I of AL001 was achieved on March 22, 2022, and the Company recognized stock-based compensation related to the completion of Phase I of AL001 over the implied service period to complete this milestone.

On January 19, 2023, the Board modified the performance criteria for these awards. The remaining 50% of the grant will now vest upon the completion and announcement of topline data of the first cohort from a Phase I/IIA clinical trial of ALZN002 on/or before March 31, 2024. Due to the significant risks and uncertainties associated with achieving the completion of Phase I for ALZN002, as of January 31, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002.

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

On January 19, 2023, the Board modified the performance criteria for these awards. The revised grant will vest 25% if the Company (a) completes and announces topline data from a Phase II clinical trial of AL001 and ALZN002, as applicable, that would support a new drug application for the drug candidate and the indication listed below, and (b) obtained a “Study May Proceed” letter from the U.S. Food and Drug Administration for the additional IND on/or before December 31, 2023, as follows: (i) AL001 – bipolar disorder; (ii) AL001- major depressive disorder; (iii) AL001 – post-traumatic stress disorder; and (iv) ALZN002 – Alzheimer’s disease.

As of January 31, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 and ALZN002.

 Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for three and nine months ended January 31, 2023 and 2022, that were comprised as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2023	2022	2023	2022
Research and development	$(42,589)	$106,102	$(42,589)	$359,286
General and administrative	1,550,911	1,024,693	3,133,888	2,791,515
Total	$1,508,322	$1,130,795	$3,091,299	$3,150,801

As of January 31, 2023, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $1.5 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.8 years.

7.	WARRANTS

The following table summarizes information about Common Stock warrants outstanding and exercisable at January 31, 2023:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	1.1	$1.00	500,000	$1.00
$1.75	161,342	1.8	$1.75	161,342	$1.75
$3.00	9,427,196	2.2	$3.00	9,427,196	$3.00
$6.25	61,250	3.4	$6.25	61,250	$6.25
$1.00 - $6.25	10,149,788	2.4	$2.90	10,149,788	$2.90

The estimated fair value of warrants granted during the nine months ended January 31, 2022 were calculated using the Black-Scholes option-pricing model using the following assumptions:

For the Nine Months Ended January 31, 2022
Expected term (in years)	5.00
Volatility	86.31%
Risk-free interest rate	0.87% - 0.90%
Dividend yield	0.0%

Expected Term: The expected term represents the period that the warrants granted are expected to be outstanding.

Expected Volatility: The Company uses an average historical stock price volatility of comparable public companies within the biotechnology and pharmaceutical industry that were deemed to be representative of future stock price trends as the Company did not have sufficient trading history for its Common Stock at January 31, 2022. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own stock price becomes available.

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

In March 2021, the Company entered into a securities purchase agreement with Ault Lending, LLC (“AL”) pursuant to which the Company sold an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, AL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by Ault Alliance, Inc. (formerly, BitNile Holdings, Inc.) (“Ault Alliance”), the parent company of AL, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, AL (i) purchased an additional 1,333,333 shares of Common Stock upon approval of the IND for Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased 2,666,667 shares of Common Stock upon the completion of Phase IA clinical trials for AL001 for a purchase price of $4 million. The Company issued to AL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

In November 2022, the Company entered into a marketing and brand development agreement with Ault Alliance, effective August 1, 2022, whereby Ault Alliance will provide various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of its Common Stock with a value of $1.50 per share. On November 11, 2022, the Company elected to pay the fee with 933,334 shares of its Common Stock. The Company recorded the value of the agreement using the closing price of the Company’s Common Stock on November 11, 2022, and will amortize the expense over twelve months beginning in August 2022. At January 31, 2023, the balance of related party prepaid expenses was $495,000.

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

Original AL001 License:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon U.S. Food and Drug Administration (“FDA”) approval
*	Milestone met and completed

ALZN002 License:

Payment		Due Date	Event
$50,000	*	Completed September 2022	Upon IND application filing

$50,000		12 months from IND application filing date	Upon first dosing of patient in first Phase I clinical trial

$175,000		12 months from first patient dosed in Phase I	Upon completion of first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval
*	Milestone met and completed

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

Series A Preferred Shares

As of January 31, 2023, there were no Series A Preferred Shares or any other shares of Preferred Stock issued or outstanding.

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

In March 2021, the Company entered into a securities purchase agreement with AL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, AL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by Ault Alliance, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, AL (i) purchased an additional 1,333,333 shares of Common Stock upon approval by the FDA of the Company’s IND for its Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased 2,666,667 shares of Common Stock upon the completion of these Phase IA clinical trials for AL001 for a purchase price of $4 million. The Company further agreed to issue to AL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share.

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

Plan of Operations

Our plan of operations is currently focused on the development of both our therapeutic candidates, which are at different stages of development. We submitted an Investigational New Drug (“IND”) application for AL001 to the FDA on June 30, 2021. On July 28, 2021, we announced receipt of FDA “Study May Proceed” letter for a Phase I study under our IND application for AL001, a lithium-based ionic cocrystal oral therapy for patients with dementia related to mild, moderate, and severe cognitive impairment associated with Alzheimer’s.

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

Such findings may allow us to design a development program that will potentially reduce the amount of new data generated to support approval. Bioequivalence may have utility for AL001 when seeking approval for the indications of currently marketed lithium products, and for new indications as a benchmark for safety. Given the systemic pharmacokinetic similarity to marketed immediate-release lithium carbonate products, AL001 may be dosed TID in the planned Phase II study, a multiple ascending dose safety study in Alzheimer’s patients. In addition, we are pursuing investigational new drug applications with the FDA for BD, MDD, and PTSD.

On April 28, 2022, we announced that Ault Lending, LLC (“AL”) has made an additional investment in our company. On March 28, 2022, we announced receipt of the full data set from Phase I clinical trial for AL001. Based on the achievement of this milestone, under the March 12, 2021, securities purchase agreement, we sold an additional 2,666,667 shares of common stock to AL for $4 million, or $1.50 per share, and issued to AL warrants to acquire 1,333,333 shares of common stock with an exercise price of $3.00 per share.

On May 5, 2022, we announced that the first patient with mild to moderate Alzheimer’s was dosed in a 12-month Phase IIA multiple ascending dose (“MAD”) study for dementia related to Alzheimer’s. The Phase IIA study will evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions and determine the maximum tolerated dose in patients diagnosed with mild to moderate Alzheimer’s. Lithium has been well characterized for safety and is approved/marketed in multiple formulations for bipolar affective disorders. Lithium dosing for the MAD cohorts is based on a fraction of the usual dose for treatment of bipolar affective disorder (i.e., AL001 lithium content at a lithium carbonate equivalent of 300 mg TID, daily total of 900 mg), with the target dose for Alzheimer’s treatment at half of that lithium carbonate equivalent value (150 mg TID, daily total of 450 mg). In each cohort, consisting of six active and two placebo patients (as per randomization), multiple ascending doses will be administered TID for 14 days under fasted conditions (at least 1 hour before or 4 hours after meals) up to tolerability/safety limits. The lithium and salicylate components of AL001 will be given within the amounts already approved for use in patients. Up to 40 subjects will complete the Phase IIA trial. The maximum tolerated dose will then be used for further studies. On October 5, 2022, we announced the addition of a healthy adult subject cohort to the MAD study and that the first healthy patient was dosed.

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

We have an additional preclinical candidate for Alzheimer’s, ALZN002, which has transitioned from early-stage development to an extensive program of preclinical study and evaluation, which was completed on May 31, 2021. This was followed by a comprehensive report prepared by Charles River Laboratories, Inc., an independent preclinical service provider, received on July 23, 2021. Our preclinical program included a toxicologic evaluation, histopathology study and brain beta amyloid analysis and was expanded to include an immunoglobulin analysis and biodistribution study.

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

 Results of Operations

Results of Operations for the Three Months Ended January 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended January 31, 2023 and 2022:

	For the Three Months Ended January 31,
	2023	2022	$ Change	% Change
OPERATING EXPENSES
Research and development	$2,888,847	$873,653	$2,015,194	231%
General and administrative	2,534,665	1,682,913	851,752	51%
Total operating expenses	5,423,512	2,556,566	2,866,946	112%
Loss from operations	(5,423,512)	(2,556,566)	(2,866,946)	112%

OTHER EXPENSE, NET
Interest expense	(2,062)	(16,299)	14,237	-87%
Total other expense, net	(2,062)	(16,298)	14,237	-87%

NET LOSS	$(5,425,574)	$(2,572,865)	$(2,852,709)	111%

Basic and diluted net loss per common share	$(0.06)	$(0.03)	$(0.03)	*

Basic and diluted weighted average common shares outstanding	98,326,175	94,165,225		*

* Not meaningful

Revenue

We were formed on February 26, 2016, to acquire and commercialize patented intellectual property and know-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s. With our two product candidates, we aim to bring treatments or cures not only for Alzheimer’s, but also BD, MDD and PTSD. These product candidates are in the early clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, or any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended January 31, 2023 and 2022, and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for each of the three months ended January 31, 2023 and 2022 were $2.5 million and $1.7 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; professional fees; insurance; marketing fees; travel and entertainment; board fees; as well as salaries and benefits. For the three months ended January 31, 2023 and 2022, the remaining general and administrative expenses of $119,000 and $102,000, respectively, consisted of payments for filing fees, transfer agent fees, license fees, and other office expenses, none of which was significant individually.

	For the Three Months Ended January 31,
	2023	2022	$ Change	% Change
Stock-based compensation expense	$1,550,911	$1,024,693	$526,218	51%
Professional fees	190,169	114,524	75,645	66%
Insurance	130,838	214,299	(83,461)	-39%
Salary and benefits	233,246	203,954	29,292	14%
Travel and entertainment	25,436	23,917	1,519	6%
Marketing fees	247,333	-	247,333	*
Board of director fees	37,500	-	37,500	*
Other general and administrative expenses	119,232	101,527	17,705	17%
Total general and administrative expenses	$2,534,665	$1,682,914	$851,751	51%

* Not meaningful

Stock-Based Compensation Expense

During the three months ended January 31, 2023 and 2022, we incurred general and administrative stock-based compensation expense of $1.6 million and $1.0 million, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for previously issued for services to Spartan Capital Securities, LLC (“Spartan Capital”). All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Marketing Fees

During the three months ended January 31, 2023, we reported marketing fees of $247,000, which were principally comprised of the related party marketing and brand development agreement.

Salaries and Benefits

During the three months ended January 31, 2023 and 2022, we incurred $233,000 and $204,000, respectively, in employee-related expenses. As of January 31, 2023, we had four full-time and three part-time employees.

Henry C.W. Nisser, our Executive Vice President and General Counsel and Kenneth S. Cragun, our Senior Vice President of Finance work for us on a part-time basis. Mr. Nisser spends no less than an average of 8 hours per week on our company’s business and Mr. Cragun spends no less than an average of 4 hours per week on our company’s business.

Research and Development Expenses

Research and development expenses for the three months ended January 31, 2023 and 2022 were $2.9 million and $874,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees, licenses and fees, as well as stock-based compensation expense.

	For the Three Months Ended January 31,
	2023	2022	$ Change	% Change
Professional fees	$860,798	$479,549	$381,249	80%
Clinical trial fees	2,050,000	283,497	1,766,503	623%
Licenses and fees	-	(45,000)	45,000	*
Stock-based compensation expense	(42,589)	106,102	(148,691)	-140%
Other research and development expenses	20,638	49,505	(28,867)	-58%
Total research and development expenses	$2,888,847	$873,653	$2,015,194	231%

 *Not meaningful

Professional Fees

During the three months ended January 31, 2023 and 2022, we incurred professional fees of $861,000 and $480,000, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to IND preparation for ALZN002.

Clinical Trial Fees

During the three months ended January 31, 2023 and 2022, we incurred clinical trial fees of $2.1 million and $283,000, respectively, which were principally comprised of clinical trial fees attributed to our Phase I and Phase IIA clinical trials for AL001.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Stock-Based Compensation Expense

During the three months ended January 31, 2023 and 2022, we incurred $(43,000) and $106,000, respectively, in research and development stock-based compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, Net

Interest Expense

Interest expense was $2,000 for the three months ended January 31, 2023, primarily related to financing of D&O insurance.

Results of Operations for the Nine Months Ended January 31, 2023 and 2022

The following table summarizes the results of our operations for the nine months ended January 31, 2023 and 2022:

	For the Nine Months Ended January 31,
	2023	2022	$ Change	% Change
OPERATING EXPENSES
Research and development	$5,797,789	$3,540,111	$2,257,678	64%
General and administrative	5,767,668	4,906,628	861,040	18%
Total operating expenses	11,565,457	8,446,739	3,118,718	37%
Loss from operations	(11,565,457)	(8,446,739)	(3,118,718)	37%

OTHER EXPENSE, NET
Interest expense	(7,182)	(45,922)	38,740	-84%
Total other expense, net	(7,182)	(45,922)	38,740	-84%

NET LOSS	$(11,572,639)	$(8,492,661)	$(3,079,978)	36%

Basic and diluted net loss per common share	$(0.12)	$(0.09)	$(0.03)	*

Basic and diluted weighted average common shares outstanding	97,765,471	89,484,601		*

* Not meaningful

Revenue

We were formed on February 26, 2016, to acquire and commercialize patented intellectual property and know-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s. With our two product candidates, we aim to bring treatment or cures not only for Alzheimer’s, but also BD, MDD and PTSD. These product candidates are in the early clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, or any respective successors, will provide us with any revenue. We did not generate any revenues during the nine months ended January 31, 2023 and 2022, and we do not anticipate that we will generate revenue for the foreseeable future.

General and Administrative Expenses

General and administrative expenses for each of the nine months ended January 31, 2023 and 2022 were $5.8 million and $4.9 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; professional fees; insurance; marketing fees; travel and entertainment; board of director fees; as well as salaries and benefits. For the nine months ended January 31, 2023 and 2022, the remaining general and administrative expenses of $191,000 and $294,000, respectively, consisted of payments for filing fees, transfer agent fees, license fees, and other office expenses, none of which is significant individually.

	For the Nine Months Ended January 31,
	2023	2022	$ Change	% Change
Stock-based compensation expense	$3,133,888	$2,791,515	$342,373	12%
Professional fees	566,674	615,765	(49,091)	-8%
Insurance	456,838	500,031	(43,193)	-9%
Salary and benefits	676,155	547,244	128,911	24%
Travel and entertainment	135,447	120,086	15,361	13%
Marketing fees	495,267	7,154	488,113	6,823%
Board of director fees	112,500	31,256	81,244	260%
Other general and administrative expenses	190,899	293,577	(102,678)	-35%
Total general and administrative expenses	$5,767,668	$4,906,628	$861,040	18%

Stock-Based Compensation Expense

During the nine months ended January 31, 2023 and 2022, we incurred general and administrative stock-based compensation expense of $3.1 million and $2.8 million, respectively, related to stock option grants to executives, employees and consultants as well as shares issued for services to Spartan Capital. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Salaries and Benefits

During the nine months ended January 31, 2023 and 2022, we incurred $676,000 and $547,000, respectively, in employee-related expenses. As of January 31, 2023, we had four full-time and three part-time employees.

Henry C.W. Nisser, our Executive Vice President and General Counsel and Kenneth S. Cragun, our Senior Vice President of Finance work for us on a part-time basis. Mr. Nisser spends no less than an average of 8 hours per week on our company’s business and Mr. Cragun spends no less than an average of 4 hours per week on our company’s business.

Professional Fees

During the nine months ended January 31, 2023 and 2022, we reported professional fees of $567,000 and $616,000, respectively, which were principally comprised of Spartan Capital consulting fees and audit fees.

Marketing Fees

During the nine months ended January 31, 2023 and 2022, we reported marketing fees of $495,000 and $7,000, respectively, which were principally comprised of the related party marketing and brand development agreement.

 Insurance

During the nine months ended January 31, 2023 and 2022, we reported insurance expense of $457,000 and $500,000, respectively, which was principally comprised of Directors and Officers insurance.

Research and Development Expenses

Research and development expenses for the nine months ended January 31, 2023 and 2022 were $5.8 million and $3.5 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees, licenses and fees, as well as stock-based compensation expense.

	For the Nine Months Ended January 31,
	2023	2022	$ Change	% Change
Professional fees	$2,969,835	$1,868,167	$1,101,668	59%
Clinical trials fees	2,625,271	1,006,503	1,618,768	161%
Licenses and fees	55,000	210,000	(155,000)	-74%
Stock-based compensation expense	(42,589)	359,286	(401,875)	-112%
Other research and development expenses	190,272	96,155	94,117	98%
Total research and development expenses	$5,797,789	$3,540,111	$2,257,678	64%

Professional Fees

During the nine months ended January 31, 2023 and 2022, we reported professional fees of $3.0 million and $1.9 million, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to preparation of Phase IIA clinical trials for AL001 and IND preparation for ALZN002.

Clinical Trial Fees

During the nine months ended January 31, 2023 and 2022, we incurred clinical trial fees of $2.6 million and $1.0 million, respectively, which were principally comprised of clinical trial fees attributed to our Phase I and Phase IIA clinical trials for AL001.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Stock-Based Compensation Expense

During the nine months ended January 31, 2023 and 2022, we incurred $(43,000) and $359,000, respectively, in research and development stock-based compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of Common Stock from authorized shares instead of settling such obligations with cash payments.

Other Expense, Net

Interest Expense

Interest expense was $7,000 for the nine months ended January 31, 2023, primarily related to financing of D&O insurance.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on the basis that our company will continue as a going concern. As of January 31, 2023, we had cash of $7.4 million and an accumulated deficit of $40.8 million. We have incurred recurring losses and reported losses for the three and nine months ended January 31, 2023 totaling $5.4 million and $11.6 million, respectively. In the past, we have financed our operations principally through issuances of promissory notes and equity securities.

In March of 2021, we entered into a securities purchase agreement with AL, pursuant to which we sold an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, AL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of the $50,000 convertible promissory note, previously issued to Ault Alliance, Inc. (formerly, BitNile Holdings, Inc.), the parent company of AL, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, AL (i) purchased, in July 2021, an additional 1,333,333 shares of Common Stock upon FDA approval of our IND for our Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased, in April 2022, 2,666,667 shares of Common Stock upon completion of our Phase IA clinical trials for AL001 for a purchase price of $4 million. We issued AL warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share. Finally, we agreed that for a period of eighteen months following the date of the payment of the final tranche of $4 million, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

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

We expect to continue to incur losses for the foreseeable future and need to raise additional capital until we are able to generate revenues from operations sufficient to fund our development and commercial operations. However, based on our current business plan, we believe that our cash at January 31, 2023, is sufficient to meet our anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

Cash Flows

The following table summarizes our cash flows for the nine months ended January 31, 2023 and 2022:

	For the Nine Months Ended January 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(6,687,970)	$(5,051,637)
Financing activities	-	14,912,656
Net (decrease) increase in cash	$(6,687,970)	$9,861,019

Operating Activities

During the nine months ended January 31, 2023, net cash used in operating activities was $6.7 million. This consisted primarily of a net loss of $11.6 million, partially offset by an increase in our net operating assets and liabilities of $1.8 million and non-cash charges of $3.1 million. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued liabilities and in prepaid expenses and other current assets.

During the nine months ended January 31, 2022, net cash used in operating activities was $5.1 million. This consisted primarily of a net loss of $8.5 million, partially offset by an increase in non-cash charges of $3.2 million and our net operating assets and liabilities of $277,000. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and other current assets.

Investing Activities

There were no investing activities for the nine months ended January 31, 2023 or 2022.

Financing Activities

There were no financing activities for the nine months ended January 31, 2023. Financing activities for the nine months ended January 31, 2022 related primarily to proceeds from our initial public offering.

License Agreement

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

Changes in Internal Control

Except as detailed above, during the three months ended January 31, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2022, the Company entered into a marketing and brand development agreement with Ault Alliance, effective August 1, 2022, whereby Ault Alliance will provide various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of its Common Stock with a value of $1.50 per share. On November 11, 2022, the Company elected to pay the fee with 933,334 shares of its Common Stock.

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

ALZAMEND NEURO, INC.

Date: March 15, 2023	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: March 15, 2023	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

