Form 10-K
period 2023-04-30
Alzamend Neuro, Inc.
filed 2023-07-27
CIK 1677077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

For the transition period from _______________ to _______________

Commission file number 001-40483

ALZAMEND NEURO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1822909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3480 Peachtree Road NE, Second Floor Suite 103, Atlanta, GA	30326	(844) 722-6333
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALZN	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on October 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Stock Market LLC on such date was approximately $66.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 96,940,124 shares of common stock outstanding as of July 24, 2023.

Documents incorporated by reference: None

ALZAMEND NEURO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2023

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

•

We need to obtain substantial additional funding to complete the development and any commercialization of AL001 and ALZN002. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

•	Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

•	We are at an early stage of clinical development and currently have no source of near-term revenue and may never become profitable.

•	We have a limited operating history on which to judge our business prospects and management.

•	We have both operational and financial milestones that must be met to maintain the licensing rights to our current technology and intellectual property from the University of South Florida Research Foundation.

•	If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with the Licensor, we could lose license rights that are important to our business.

•	We are substantially dependent on the success of our product candidates, which may not receive regulatory approval or be successfully commercialized.

•	Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of AL001 or ALZN002, or limit the scope of any approved label or market acceptance.

•	Development and regulatory approval of our drug candidates present a number of risks, which are delineated in the Risk factors section.

•	If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop AL001, ALZN002 or any future product candidates, conduct our in-licensing and development efforts or commercialize AL001, ALZN002 or any of our future product candidates.

•	Our intellectual property rights present a number of risks, which are delineated in the Risk factors section.

•	Our affiliates and related party transactions present a number of risks, which are delineated in the Risk factors section.

•	If we do not regain compliance with or continue to satisfy the Nasdaq Capital Market continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market.

•	The market price of our common stock is volatile, which could result in substantial losses for investors.

•	The concentration of our stock ownership will limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

•	We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

PART I

ITEM 1.	BUSINESS

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Alzamend,” “we,” “our company” and “us” refer to Alzamend Neuro, Inc., a Delaware corporation.

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). With our two product candidates, we aim to bring treatments or potential cures to market as quickly as possible. Far too many individuals, patients and caregivers suffer from the burden created by these devastating, and often fatal, diseases. Our primary target, Alzheimer’s, was among the most-feared diseases (second only to cancer) among Americans, according to a 2011 survey by the Harvard School of Public Health. Alzheimer’s is also the seventh leading cause of death in the United States (“U.S.”) according to a 2021 report from the Alzheimer’s Association, a nonprofit that funds research. Existing Alzheimer’s treatments only temporarily relieve symptoms and while one treatment has been shown to slow the progression of the disease, no treatments have been shown to halt the progression of the disease, which currently affects roughly 6.7 million Americans and that number is expected to grow to 13 million individuals by 2050. Alzheimer’s also impacts more than 11 million Americans who provide an estimated 18 billion hours of unpaid care per year, valued at $340 billion, according to data provided by the Alzheimer’s Association. In 2022, the estimated healthcare costs for treating individuals with Alzheimer’s in the U.S. will be $321 billion, including $206 billion in Medicare and Medicaid payments. These costs could rise to as high as $1 trillion per year by 2050 if no permanent treatment or cure for Alzheimer’s is found, the Alzheimer’s Association reported.

Our pipeline consists of two novel therapeutic drug candidates:

•	AL001 - A patented ionic cocrystal technology delivering a therapeutic combination of lithium, salicylate and proline through three royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”); and

•	ALZN002 - A patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s through a royalty-bearing exclusive worldwide license from the Licensor.

Our most advanced product candidate (lead product) is licensed and in clinical development in humans is AL001, an ionic cocrystal of lithium for the treatment of Alzheimer’s, BD, MDD and PTSD. Based on our preclinical data involving mice models, AL001 treatment prevented cognitive deficits, depression and irritability and is superior in improving associative learning and memory and irritability compared with lithium carbonate treatments, supporting the potential of AL001 for the treatment of Alzheimer’s, BD, MDD and PTSD in humans. Lithium has been marketed for more than 35 years and human toxicology regarding lithium use has been well characterized, potentially mitigating the regulatory burden for safety data.

The results of randomized, placebo-controlled, clinical trials of lithium in the treatment of patients with Alzheimer’s dementia and subjects with mild cognitive impairment have been widely published. Clinical studies have indicated that lithium administered at doses lower than those used for affective disorders can favorably impact Alzheimer’s outcomes. A study by O.V. Forlenza, et al., entitled “Disease-Modifying Properties of Long-Term Lithium Treatment for Amnestic Mild Cognitive Impairment: Randomized Controlled Trial,” appearing in the British Journal of Psychiatry (2011) reported that lithium was superior to a placebo, evidencing a slower decline of cognitive function as measured by the Alzheimer’s Disease Assessment Scale cognitive subscale. Given the absence of adequate, widely adapted treatments that can slow, halt or even reverse the decline of this highly prevalent disease, the potential efficacy of lithium in the long-term management of Alzheimer’s may positively impact public health. There is an unmet medical need for safe and effective Alzheimer’s treatments, particularly for treatments with neuroprotective properties.

There is increasing evidence to suggest that depressive illness, particularly in the elderly, is associated with neuronal cell loss. These findings suggest that lithium may exert some of its long-term beneficial effects in the treatment of affective disorders via underappreciated neuroprotective effects. Molecular biology and animal studies have also suggested that lithium may offer protection against Alzheimer’s. Given the absence of other adequate treatments, research and commercialization of the potential efficacy of lithium in the long-term treatment of neurodegenerative disorders may be worth pursuing.

Our Business Strategy

We intend to develop and commercialize therapeutics that are better than existing treatments and have the potential to significantly improve the lives of individuals afflicted by Alzheimer’s, BD, MDD and PTSD. To achieve these goals, we are pursuing the following key business strategies:

•	Advance clinical development of AL001 for Alzheimer’s, BD, MDD and PTSD treatment. We completed our Phase I clinical trial in March 2022 and initiated a Phase IIA Multiple Ascending Dose (“MAD”) clinical trial in May 2022. We completed the clinical portion of the Phase IIA MAD clinical trial in March 2023 and reported topline data in June 2023. We intend to initiate two Phase II clinical trials to investigate the safety and efficacy of AL001 for patients with mild to moderate Alzheimer’s. Additionally, we intend, subject to financing, to investigate the potential of AL001 for patients suffering from BD, MDD and PTSD by submitting investigational new drug (“IND”) applications to the U.S. Food and Drug Administration (“FDA”) for these indications by the end of 2023. If we achieve successful Phase III clinical trials in humans, we intend to seek approval to commercialize AL001 via a New Drug Application (“NDA”);

•	Advance clinical development of ALZN002 for Alzheimer’s treatment. We submitted an IND application to the FDA in September 2022, and received a “study may proceed” letter in October 2022. In April 2023, we initiated a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. If we achieve successful Phase III clinical trials in humans, we intend to seek approval to commercialize ALZN002 via an NDA;

•	Expand our pipeline of pharmaceuticals to include additional indications for AL001 and delivery methods. Another element of our business strategy is to expand, resources permitting, our pipeline of pharmaceuticals based on our technology and advance these product candidates through clinical development for the treatment of a variety of indications. In addition to treating Alzheimer’s, AL001 has the potential to treat a wide range of neurodegenerative diseases and psychiatric disorders. We plan to pursue the treatment of BD, MDD, and PTSD with AL001, and in May 2022, we submitted a pre-Investigational New Drug (“pre-IND”) meeting request to the FDA for these indications and received a written response from the FDA in July 2022. Based on the written response from the FDA and the receipt of topline data from the Phase IIA MAD clinical trial, we plan to submit separate IND’s for BD, MDD, and PTSD by the end of 2023, which, after receipt from the FDA of a “study may proceed” letter for such indication, would allow us to initiate a Phase II study. We also plan to explore different formulations (liquid, immediate release and sprinkle capsules) to deliver AL001;

•	Focus on translational and functional endpoints to efficiently develop product candidates. We believe that AL001 is positioned for a Section 505(b)(2) regulatory pathway for new drug approvals. We also believe that AL001 and ALZN002 are positioned for breakthrough therapy designations because of their positive effects on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s, making them eligible to receive assistance from the FDA throughout the approval process that may shorten the development timelines. However, we have neither received breakthrough therapy designation nor have we qualified for expedited development, and no assurance can be given that we will. Even if we qualify for breakthrough therapy designation or expedited development, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that we will receive FDA approval; and

•	Optimize the value of AL001 and ALZN002 in major markets. We intend to commercialize AL001 and ALZN002 by seeking FDA marketing approval for both product candidates and partnering with biopharmaceutical companies seeking to strategically fortify pipelines and, in turn, receiving funding for the costly later-stage clinical development. We do not anticipate selling products directly into the marketplace, though we may do so depending on market conditions. Our focus is expected to concentrate on entering into strategic transactions with established distributors and producers, which will provide distribution and marketing capabilities for the sale of our products into the marketplace.

Our Development Pipeline

The following chart provides an overview of the current development stages of our product candidates.

Our product candidates will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either of them or any successors are likely to provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize our product candidates, our long-term business plans will not be met, and we will be unable to generate the revenue we have forecast for the foreseeable future, if any. We do not anticipate that we will generate our maximum revenue for several years, or that we will achieve profitability for any of our therapeutic drug candidates until at least a few years after generating material revenue, if at all. If we are unable to generate revenue or raise substantial additional capital, we will not be able to pursue any expansion of our business or acquire additional intellectual property, we will not become profitable with our therapeutic drug candidates, and we will be unable to continue our operations at the currently planned pace, if at all.

AL001 Drug Candidate

Our lead product candidate that we have licensed and have begun clinical development of in humans is an ionic cocrystal of lithium for the treatment of Alzheimer’s, BD, MDD and PTSD. Lithium salts have a long history of human consumption beginning in the 1800s. In psychiatry, they have been used to treat mania and as a prophylactic for depression since the mid-20th century. Today, lithium salts are used as a mood stabilizer for the treatment of BD. Although the FDA has approved no medications as safe and effective treatments for suicidality, lithium has proven to be the only drug that consistently reduces suicidality in patients with neuropsychiatric disorders. Despite these effective medicinal uses, current FDA-approved lithium pharmaceutics (lithium carbonate and lithium citrate) are limited by a narrow therapeutic window that requires regular blood monitoring of plasma lithium levels and blood chemistry by a clinician to mitigate adverse events. Because conventional lithium salts (carbonate and citrate) are eliminated relatively quickly, multiple administrations throughout the day are required to safely reach therapeutic plasma concentrations. Existing lithium drugs, such as lithium chloride and lithium carbonate, suffer from chronic toxicity, poor physicochemical properties and poor brain bioavailability. Because lithium is so effective at reducing manic episodes in patients with BD, it is still used clinically despite its narrow therapeutic index. This has led researchers to begin to look for other treatment methods to lithium with similar bioactivities.

Scientists from the University of South Florida have developed a new lithium cocrystal composition and method of preparation that, under certain clinical and/or testing conditions, have been shown to allow for lower dosages to achieve therapeutic brain levels of lithium for psychiatric disorders, which could lead to a broadening of lithium’s therapeutic index. Our studies and tests have indicated that the compound offers improved physiochemical properties compared to existing forms of lithium, giving it the potential to be developed as an anti-suicidal drug and for use against mood disorders.

Recent evidence suggests that lithium may be efficacious for both the treatment and prevention of Alzheimer’s. Unlike traditional medications, which only address a single therapeutic target, lithium appears to be neuroprotective through several modes of action. For example, recent studies have indicated that it exerts neuroprotective effects, in part, by increasing a brain-derived neurotrophic factor leading to restoration of learning and memory. Another neuroprotective mechanism of lithium indicated by recent studies is the attenuation of the production of inflammatory cytokines like IL-6 and nitric oxide in activated microglia. Results from recent clinical studies suggest that lithium treatment may reduce the progression of dementia while preserving cognitive function and reducing biomarkers associated with Alzheimer’s.

AL001, the novel ionic cocrystal of lithium, which was designed, synthesized and characterized by a team of inventors from the University of South Florida has been shown to exhibit improved nonclinical pharmacokinetics compared to currently available FDA-approved lithium products and is also bioactive in many in vitro models of Alzheimer’s. AL001 may constitute a means of treating Alzheimer’s, BD, MDD and PTSD.

We believe that our ability to re-engineer lithium solid dosage forms in order to optimize performance has the potential to address a wide range of clinical applications ranging from neurodegenerative disorders, not merely Alzheimer’s, but also amyotrophic lateral sclerosis (known as ALS and Lou Gehrig’s disease), Huntington’s disease, multiple sclerosis, Parkinson’s disease and traumatic brain injury, to more psychiatric conditions such as BD, MDD, mania, PTSD and suicidality. This novel approach is intended to achieve the desired therapeutic outcome of enhanced penetration through the blood-brain barrier and sustained brain lithium concentrations while systemic exposures (and toxicities) are mitigated for other organ systems. The optimal modified-release lithium dosing approach for AL001 should avoid acutely toxic peak concentrations in blood, as well as in the brain, and should maintain such relatively minor blood concentrations for a predictable, clinically relevant time, with overall low systemic exposures that mitigate the potential for adverse events. We anticipate that the lithium delivery system will be adaptable to a dosing regimen that maintains therapeutic brain lithium concentrations consistently for the longest possible time while allowing only modest exposures and providing adequate recovery periods between doses for other organ systems.

Clinical Trials

Phase I Study

On September 13, 2021, we initiated a randomized, balanced, Phase I, single-dose, open-label, two-treatment, two-period, two- sequence, crossover, relative bioavailability clinical trial to investigate lithium pharmacokinetics and safety of AL001 formulation compared to a marketed immediate release lithium carbonate formulation in healthy subjects. The primary objective of this clinical trial was to assess the relative bioavailability of the AL001 lithium formulation relative to a marketed lithium carbonate formulation in healthy subjects for the purpose of determining potential clinically safe and effective AL001 dosing in future studies. Additionally, we wanted to characterize safety and tolerability of the tested formulations under the conditions of this clinical trial. This was a first-in-human clinical trial of the AL001 formulation; this trial was designed to assess the relative bioavailability of the AL001 lithium formulation compared to a marketed lithium carbonate formulation in at least 24 completed healthy subjects (30 subjects were to be enrolled) for the purpose of determining potential clinically safe and effective AL001 dosing in future clinical trials. The AL001 lithium content was nearly half of the reference lithium carbonate capsule dosage as it was expected that treatment of frail Alzheimer’s patients will require half the lithium dose used for treatment of BD. Lithium carbonate 300 mg (Reference product) was given as a single dose in this clinical trial; this is often used as a starting dose for treatment of BD when given three times daily. The shape of the AL001 lithium plasma concentration versus time curve was unknown prior to this study. Also unknown were the AL001 rate and extent of lithium absorption. The Phase I study was completed in March 2022 with the following results:

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

•

Dose-adjusted relative bioavailability analyses of the rate and extent of lithium absorption in plasma indicated that AL001, at a lithium carbonate equivalent dose of 150 mg, is bioequivalent to a marketed 300 mg lithium carbonate capsule and the shapes of the lithium plasma concentration versus time curves are similar.

Phase IIA Study

On May 5, 2022, we initiated a multiple-dose, steady-state, double-blind, ascending dose safety, tolerability, pharmacokinetic clinical trial (www.clinicaltrials.gov, identifier: NCT05363293) of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects with the following objectives:

•	Primary: To evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions in Alzheimer’s patients and healthy subjects;

•	Secondary: To characterize the maximum tolerated dose (MTD) of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects; and

•	Exploratory: Determination of qualitative and quantitative evaluations of AD patient and healthy subjects desirable characteristics for future Phase II and III clinical studies in order to:

o	Facilitate recruitment into subsequent AL001 clinical trials; and

o	Facilitate trial-adherence to completion of study requirements including treatment adherence.

We completed the Phase IIA clinical trial in March 2023 and announced positive topline data in June 2023. We announced that we successfully identified an MTD for development of AL001 from a multiple-ascending dose study as assessed by an independent safety review committee. This dose, providing lithium at a lithium carbonate equivalent dose of 240 mg 3-times daily (“TID”), is designed to be unlikely to require lithium therapeutic drug monitoring (“TDM”). Also, this MTD is risk mitigated for the purpose of treating fragile populations, such as Alzheimer’s patients.

Lithium is a commonly prescribed drug for manic episodes in BD type 1 as well as maintenance therapy of BP in patients with a history of manic episodes. Lithium is also prescribed off-label for MDD, BD and treatment of PTSD, among other disorders. Lithium was the first mood stabilizer approved by the FDA and is still a first-line treatment option (considered the “gold standard”) but is underutilized, perhaps because of the need for TDM. Lithium was the first drug that required TDM by regulatory authorities in product labelling because the effective and safe range of therapeutic drug blood concentrations is narrow and well defined for treatment of BP when using lithium salts. Excursions above this range can be toxic, and below can impair effectiveness.

Planned Future Studies

Based on the results from our Phase IIA MAD study, we plan to initiate two safety and efficacy clinical trials in subjects with mild to moderate dementia of the Alzheimer’s type. Additionally, we intend to investigate the potential of AL001 for patients suffering from BD, MDD and PTSD by submitting IND applications to the FDA for these indications by the end of 2023. After FDA permission to proceed on the IND’s, we intend to initiate clinical trials at this MTD to determine relative increased lithium levels in the brain compared to a marketed lithium salt for BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace a 300 mg TID lithium carbonate dose for treatment of BD with a 240 mg TID AL001 lithium equivalent, which represents a daily decrease of 20% of lithium given to a patient.

ALZN002 Drug Candidate

The other product candidate that we have licensed to clinically develop in humans is ALZN002, a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine which seeks to restore the ability of the patient’s immunological system to combat Alzheimer’s. The proposed mechanism of action is through the pulsed-Dendritic Cell (“DC”) activation of T-cells that stimulates the immune system, resulting in the clearance of brain amyloid. Preclinical studies conducted from April 2005 to July 2010 demonstrated that the infusion of transgenic (or genetically modified) mice with ALZN002-pulsed DCs is associated with lower amyloid burden and improved neuro-behavioral performance. This is likely to be mediated by an anti-inflammatory effect in addition to the immunogenicity of this therapy.

ALZN002 is based on the theory that Alzheimer’s symptoms may be caused in large part by plaque deposits that can cluster in the brain composed of protein fragments called beta-amyloids that build up between nerve cells. One hypothesis is that a special type of immune cell, natural beta-amyloid antibodies, may play a role in preventing plaque build-up in people without Alzheimer’s. As people age, their immune systems may degrade, and some people may be unable to produce natural beta-amyloid antibodies, the absence of which leads to the plaque build-up causing Alzheimer’s.

ALZN002 is intended to elicit an immune response to produce anti-amyloid antibodies, which can then neutralize circulated beta-amyloids and prevent additional plaque build-up. The mutant antigen within ALZN002 was selected specifically for its high human leukocyte antigens binding affinity, thereby avoiding the need for an adjuvant, which may cause an adverse (Th1) immune response.

ALZN002 is an autologous modified DC treatment. More precisely, it is a patient-specific therapy where the patient undergoes leukapheresis, a nonsurgical treatment used to reduce the quantity of white blood cells in the bloodstream, to isolate peripheral blood monocytes that are subsequently matured into DCs using cytokine therapy (IL4+ GM-CSF) cocktail. The DCs are incubated with a modified amyloid beta (Aβ) peptide to sensitize them, and then administered to the same patient.

Significant evidence has accumulated recently suggesting that immunotherapy is a highly promising modality of treatment in Alzheimer’s. Most current immune-based active investigations are focused on passive immunization by pre-prepared Aβ antibody administration. Active immunization may offer additional or more lasting effects on the clearance of amyloid and a safer approach due to its reliance on autologous immune mechanisms. Further, preliminary evidence suggests a recurrence of the amyloid accumulation after clearance with the immunoglobulins. A prior attempt at engaging the immune system to treat Alzheimer’s was conducted using the immunization with pre-aggregated synthetic Aβ (AN-1792) combined with the immunogenic adjuvant QS-21. The Phase IIA study with AN-1792 was terminated by the FDA due to severe meningoencephalitis in approximately 6% of vaccinated subjects. We believe that this may have been caused by using a QS-21 adjuvant in the vaccine formulation.

Clinical Trials

Pre-Clinical

On July 23, 2021, we announced that Alzamend received positive toxicology results for ALZN002 in a good laboratory practices (“GLP”) toxicology study using a transgenic mouse model of Alzheimer’s. The study was conducted by Charles River Laboratories. ALZN002 is a patented method using a mutant-peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s.

A five-dose GLP study with ALZN002-sensitized cells was completed using a transgenic mouse model of Alzheimer’s to investigate the tolerability of ALZN002. Single injections were administered on days 1, 30, 50, 70, and 90. The mice were evaluated for potential toxicity and reversibility of any findings at 75 and 90 days after the final dosing.

Histopathology results demonstrate that there was no indication of T-cell infiltration or meningoencephalitis, which suggests that ALZN002 therapy is safe and tolerable as there were no adverse findings over a 90-day period and 90 days after the last dose. There were no treatment-related mortalities or reports of adverse effects on clinical observations, body weight parameters, organ weight parameters, clinical pathology parameters, gross pathology observations, or histopathologic observations during the main study or the recovery phase.

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

Phase I/II Study

We submitted a pre-IND meeting request for ALZN002 and supporting briefing documents to the Center for Biological Evaluation and Research of the FDA on July 30, 2021. We received a written response relating to the pre-IND from the FDA providing a path for Alzamend’s planned clinical development of ALZN002 on September 30, 2021. The FDA agreed to allow Alzamend to submit an IND to conduct a combined Phase I/II study.

On September 28, 2022, we submitted an IND to the FDA for ALZN002 and received a “study may proceed” letter on October 31, 2022. The product candidate is an immunotherapy vaccine designed to treat mild to moderate dementia of the Alzheimer’s type. ALZN002 is a proprietary “active” immunotherapy product, which means it is produced by each patient’s immune system. It consists of autologous DCs consisting of activated white blood cells taken from each individual patient so that they can be engineered outside of the body to attack Alzheimer’s-related amyloid-beta proteins. These DCs are pulsed with a novel amyloid-beta peptide (E22W) designed to bolster the ability of the patient’s immune system to combat Alzheimer’s; the goal is to foster tolerance to treatment for safety purposes while stimulating the immune system to reduce the brain’s beta-amyloid protein burden, resulting in reduced Alzheimer’s signs and symptoms. Compared to passive immunization treatment approaches that use foreign blood products (such as monoclonal antibodies), active immunization with ALZN002 is anticipated to offer a more robust and long-lasting effect on the clearance of amyloid. This approach could prove safer due to its reliance on autologous immune components, using each individual patient’s own white blood cells rather than foreign cells and/or blood products.

On April 3, 2023, we announced the initiation of a phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial, which Alzamend expects to initiate within three months of receiving data from the initial trial.

The continuation of our current development plans with respect to completing our IND applications and conducting the series of human clinical trials for each of our therapeutics requires us to raise additional capital to fund our operations.

Intellectual Property and Licensing Agreements

On July 2, 2018, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under U.S. Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, we entered into the First Amendments to the AL001 Licenses, on March 30, 2021, we entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, we entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”).

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

On May 1, 2016, we entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under U.S. Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, we entered into the First Amendment to the ALZN002 License, on May 7, 2018, we entered into the Second Amendment to the ALZN002 License, on January 31, 2019, we entered into the Third Amendment to the ALZN002 License, on January 24, 2020, we entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, we entered into the Fifth Amendment to the ALZN002 License and on April 17, 2023, we entered into the Sixth Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”).

The ALZN002 License Agreement requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. We have already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 3,601,809 shares of our common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

On November 19, 2019, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, we entered into the First Amendments to the November AL001 License and on April 17, 2023, we entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”).

The November AL001 License Agreements require us to pay royalty payments of 3% on net sales of products developed from the licensed technology for AL001 in those fields. We paid an initial license fee of $20,000 for the additional indications. Minimum royalties for November AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the November AL001 License Agreements.

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

Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		24 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA NDA approval
*	Milestone met and completed

ALZN002 License:

Payment		Due Date	Event
$50,000	*	Upon IND application filing	Upon IND application filing

$50,000		September 2023	Upon first dosing of patient in first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA Biologics License Application (“BLA”) approval
*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

Market Opportunity

According to the National Institute of Health (“NIH”), there are more than 43.7 million Americans afflicted with Alzheimer’s, BD, MDD and PTSD. The rise in the prevalence of these diseases/disorders and the various risks, such as high stress, substance abuse, and advancements in a combination of drugs are primarily propelling market growth. Advancements in technology allowing more accurate diagnosis/detection of Alzheimer’s, BD, MDD, and PTSD are also positively influencing market growth. Other factors, such as increasing research and development activities (via clinical trials) and investments by the government to improve the healthcare industry, are expected to further drive market growth. Additionally, increased awareness about Alzheimer’s, BD, MDD and PTSD via the various disease/disorder-specific non-profit organizations is accelerating market growth. The potential marketplace for a commercialized therapy or treatment would be tremendously significant with large financial support available from numerous national and international pharmaceutical companies and various governments and worldwide agencies. We were founded with a mission to further develop AL001 and ALZN002, by funding them through human clinical trials administered by the FDA and ultimately, if successful, potentially making them available to the market.

Industry Overview

Alzheimer’s

Currently, Alzheimer’s is the seventh leading cause of death in the U.S. and, when extrapolated globally, the market for preventions, treatments and cures of this crippling disease is massive. Since 1990, life expectancy has increased by six years and the worldwide average continues to increase. With the increase in the mean age of the population in developed countries, the prevalence of deteriorating neurological diseases has also increased. According to the Alzheimer’s Association, in the U.S. alone, one of nine persons over the age of 65 have Alzheimer’s, with roughly 6.7 million Americans currently living with it. It is estimated that this number will grow to 13 million by 2050 barring the development of medical breakthroughs to prevent, slow or cure the disease. Many Alzheimer’s related associations believe the actual number of adults with Alzheimer’s may be much higher since current statistics do not account for deaths from complications or from related diseases like pneumonia or heart attack. These death certificates only list the most immediate cause. The fastest growing age group in the U.S. is the “over 85” group within which one in three individuals have Alzheimer’s.

It is estimated that the cost of caring for people with Alzheimer’s and other dementias will increase from an estimated $345 billion in 2023 to a projected $1 trillion per year by 2050 with Medicare and Medicaid covering approximately 70% of such costs. Over 11 million Americans provide unpaid care for people with Alzheimer’s or other dementias. The Alzheimer’s Association estimates that, in 2023, caregivers to individuals with Alzheimer’s will provide 18 billion hours of care valued at $339.5 billion.

Alzheimer’s Therapeutic Landscape

According to the Alzheimer’s Association, the following is a pictorial representation of the more recent published data encompassing the Alzheimer’s therapeutics landscape.

There are currently several experimental therapeutic agents for Alzheimer’s in various stages of development with clinical testing directed towards amyloid-beta, or Aβ, clearance, and inhibition of Tau protein aggregation or phosphorylated-Tau, or pTau, clearance. In June 2021, the FDA approved Biogen’s Alzheimer’s drug aducanumab, also known as Aduhelm, making it the first medication cleared by U.S. regulators to reduce amyloid plaques in people living with Alzheimer’s and the first new medication for the disease in nearly two decades. There were previously no drugs cleared by the FDA that can slow the mental decline caused by Alzheimer’s, which is the seventh-leading cause of death in the U.S. In July 2023, an anti-beta amyloid antibody known as Lecanemab-irmb (“Leqembi”), received full approval by FDA for treatment of Alzheimer’s. Given the current weight of evidence, amyloid is now established as a cause of Alzheimer’s. Leqembi is a humanized monoclonal antibody that binds with high affinity to soluble amyloid-beta oligomers, which reportedly are toxic to neurons. Leqembi reduced biomarkers of amyloid in early Alzheimer’s and resulted in moderately less decline on measures of cognition and function compared to placebo at 18 months. Since Leqembi only provides passive immunity, antibody infusions are needed every 2 weeks. Leqembi supports and validates the amyloid theory, but in routine medical practice there will be a large burden on the health care system due to the need for every 2-week infusions. As a first-rendition anti-beta amyloid antibody product, it is a major landmark requiring innovation.

Bipolar Disorder

BD, previously known as manic depression, is a mood disorder characterized by periods of depression and periods of abnormally elevated happiness that each lasts from days to weeks. If the elevated mood is severe or associated with psychosis, it is called mania; if it is less severe, it is called hypomania. During mania, an individual behaves or feels abnormally energetic, happy, or irritable, and they often make impulsive decisions with little regard for the consequences. There is usually also a reduced need for sleep during manic phases. During periods of depression, the individual may experience crying and have a negative outlook on life and poor eye contact with others. The risk of suicide is high; over a period of 20 years, 6% of those with BD died by suicide, while 30–40% engaged in self-harm. Other mental health issues, such as anxiety disorders and substance use disorders, are commonly associated with BD.

While the causes of BD are not clearly understood, both genetic and environmental factors are thought to play a role. Many genes, each with small effects, may contribute to the development of the disorder. Genetic factors account for about 70–90% of the risk of developing BD. Environmental risk factors include a history of childhood abuse and long-term stress. The condition is classified as bipolar I disorder if there has been at least one manic episode, with or without depressive episodes, and as bipolar II disorder if there has been at least one hypomanic episode (but no full manic episodes) and one major depressive episode. If these symptoms are due to drugs or medical problems, they are not diagnosed as BD. Other conditions that have overlapping symptoms with BD include attention deficit hyperactivity disorder, personality disorders, schizophrenia, and substance use disorder as well as many other medical conditions. Medical testing is not required for a diagnosis, though blood tests or medical imaging can rule out other problems.

BD occurs in approximately 1% of the global population. According to the NIH, roughly seven million, are estimated to be affected at some point in their life; rates appear to be similar in females and males. Symptoms most commonly begin between the ages of 20 and 25 years old; an earlier onset in life is associated with a worse prognosis. Interest in functioning in the assessment of patients with BD is growing, with an emphasis on specific domains such as work, education, social life, family, and cognition. Around one-quarter to one-third of people with BD have financial, social or work-related problems due to the illness. BD is among the top 20 causes of disability worldwide and leads to substantial costs for society. Due to lifestyle choices and the side effects of medications, the risk of death from natural causes such as coronary heart disease in people with BD is twice that of the general population.

Bipolar Disorder Therapeutic Landscape

Mood stabilizers, including lithium and certain anticonvulsants, such as valproate and carbamazepine, as well as atypical antipsychotics, such as aripiprazole, are the mainstay of long-term pharmacologic relapse prevention. Antipsychotics are additionally given during acute manic episodes as well as in cases where mood stabilizers are poorly tolerated or ineffective. In patients where compliance is of concern, long-acting injectable formulations are available. There is some evidence that psychotherapy improves the course of BD. The use of antidepressants in depressive episodes is controversial; they can be effective but have been implicated in triggering manic episodes. The treatment of depressive episodes, therefore, is often difficult. Electroconvulsive therapy (“ECT”) is effective in acute manic and depressive episodes, especially with psychosis or catatonia. Admission to a psychiatric hospital may be required if a person is a risk to themselves or others; involuntary treatment is sometimes necessary if the affected person refuses treatment.

Major Depressive Disorder

MDD, also known simply as depression, is a mental disorder characterized by at least two weeks of pervasive low mood, low self-esteem, and loss of interest or pleasure in normally enjoyable activities. Those affected may also occasionally have delusions or hallucinations. Introduced by a group of U.S. clinicians in the mid-1970s, the term was adopted by the American Psychiatric Association for this symptom cluster under mood disorders in the 1980 version of the Diagnostic and Statistical Manual of Mental Disorders (DSM-III) and has become widely used since.

The diagnosis of MDD is based on the person's reported experiences and a mental status examination. There is no laboratory test for the disorder, but testing may be done to rule out physical conditions that can cause similar symptoms. The most common time of onset is in a person’s 20s, with females affected about twice as often as males. The course of the disorder varies widely, from one-episode lasting months to a lifelong disorder with recurrent major depressive episodes.

MDD is believed to be caused by a combination of genetic, environmental, and psychological factors, with about 40% of the risk being genetic. Risk factors include a family history of the condition, major life changes, certain medications, chronic health problems, and substance use disorders. It can negatively affect a person's personal life, work life, or education as well as sleeping, eating habits, and general health. According to the NIH, MDD affected approximately 21 million adults (8.4% of all U.S. adults) in 2020. The prevalence of adults with a major depressive episode was higher among adult females (10.5%) than males (6.2%). The prevalence of adults with a major depressive episode was highest among individuals aged 18-25 (17.0%). MDD causes the second-most years lived with disability, after lower back pain.

Major Depressive Therapeutic Landscape

Those with MDD are typically treated with psychotherapy and antidepressant medication. Medication appears to be effective, but the effect may predominantly be significant in the most severely depressed. Hospitalization (which may be involuntary) may be necessary in cases with associated self-neglect or a significant risk of harm to self or others. ECT may be considered if other measures are not effective.

Although lithium does not have an FDA approved indication for augmentation of an antidepressant in MDD, it has been prescribed off-label for this purpose for decades. While a wide variety of medications have been used historically in this capacity, lithium is one of the few agents that has demonstrated efficacy in multiple randomized controlled trials. Although the ideal role for lithium augmentation has yet to be established, there is evidence to support the clinical practice of adding lithium to conventional antidepressants in pursuit of MDD remission. Lithium augmentation has been cited as a main strategy for depressed patients not responding to an antidepressant, lithium prophylaxis for recurrent unipolar depression as an alternative to prophylaxis with an antidepressant, and for lithium's anti-suicidal properties, where appropriate.

Post-Traumatic Stress Disorder

PTSD is a mental and behavioral disorder that can develop because of exposure to a traumatic event, such as sexual assault, warfare, traffic collisions, child abuse, domestic violence, or other threats to a person’s life. Symptoms may include disturbing thoughts, feelings, or dreams related to the events, mental or physical distress to trauma-related cues, attempts to avoid trauma-related cues, alterations in the way a person thinks and feels, and an increase in the fight-or-flight response. These symptoms may remain for more than a month after the event. A person with PTSD is at a higher risk of suicide and intentional self-harm.

Most people who experience traumatic events do not develop PTSD. People who experience interpersonal violence such as rape, other sexual assaults, being kidnapped, stalking, physical abuse by an intimate partner, and incest or other forms of childhood sexual abuse are more likely to develop PTSD than those who experience non-assault-based trauma, such as accidents and natural disasters. Those who experience prolonged trauma, such as slavery, concentration camps, or chronic domestic abuse, may develop complex post-traumatic stress disorder (“C-PTSD”). C-PTSD is similar to PTSD but has a distinct effect on a person's emotional regulation and core identity.

According to the NIH, about 3.6%, or roughly nine million, adults in the U.S. have PTSD in a given year, and 9% of people develop it at some point in their life. In much of the rest of the world, rates for a given year are between 0.5% and 1% of the population. Higher rates may occur in regions of armed conflict. It is more common in women than men. PTSD was first mentioned in the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-I) in the 1950s under the term “gross stress reaction.” Although this diagnosis included psychological problems related to traumatic events such as wartime combat, it limited symptoms to six months. This diagnosis was removed from the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-II) in 1968, representing a regression in accurate PTSD characterization. The long-term psychological disabilities experienced by trauma survivors, including Vietnam veterans, sexual assault victims and Holocaust survivors led to the introduction of PTSD in the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-III) in 1980, where, for the first time, the definition of PTSD highlighted the critical connection between traumatic events and long-term psychological symptoms.

Post-Traumatic Stress Disorder Therapeutic Landscape

Prevention may be possible when counselling is targeted at those with early symptoms but is not effective when provided to all trauma-exposed individuals whether or not symptoms are present. The main treatments for people with PTSD are counselling (psychotherapy) and medication. Antidepressants of the selective serotonin reuptake inhibitors (“SSRI”) or serotonin-norepinephrine reuptake inhibitors (“SNRI”) type are the first-line medications used for PTSD and are moderately beneficial for about half of people. Benefits from medication are less than those seen with counselling. It is not known whether using medications and counselling together has greater benefit than either method separately.

Sertraline (Zoloft) and Paroxetine (Paxil) are FDA-approved medications for PTSD. Reviews by a group of doctors of pharmacological monotherapy in 2015 and 2021 found that paroxetine, fluoxetine, sertraline and venlafaxine could be effective for PTSD, but the magnitude of the effect was small and the clinical relevance was unclear. These reviews excluded lithium treatments. Medications, other than some SSRIs or SNRIs, do not have enough evidence to support their use and, in the case of benzodiazepines, may worsen outcomes.

Case reports suggest that lithium treatment may be useful for irritability/anger outbursts in PTSD patients. For example, one study by Kitchner and Greenstein provided case histories of four males (aged approximately 31–42 years) who suffered from PTSD resulting from their experiences in the Vietnam War. Results from treatment with low doses (300–600 mg/day) of lithium carbonate were reported to indicate that treatment was effective in reducing inappropriate anger, irritability, anxiety, and insomnia.

The clinical observation of mood swings beyond the normal range but milder than those associated with BD reportedly suggested the presence of a subthreshold mood disorder in these PTSD patients. It has also been proposed that treatment of trauma with lithium to forestall the development of PTSD may be provided by pharmacological induction of a mild transient amnesia.

Manufacturing

Currently, we do not have in-house manufacturing capabilities. We have outsourced and expect to continue to outsource the manufacturing of our products to third party contractors, with special capabilities to manufacture chemical drugs and biologic drug candidates for submission and clinical testing under FDA guidelines and, for AL001 and ALZN002, have received Good Manufacturing Practices, or GMP, material manufactured for clinical trial. There are several sources of manufacturing available once a therapy or treatment can achieve Phase II study as identified in a publication by Pharma.org released in 2013 (http://www.phrma.org/sites/default/files/Alzheimer’s%202013.pdf).

Distribution and Marketing

We intend to develop AL001 and ALZN002 through successive de-risking milestones towards regulatory approval and seek marketing approval of AL001 and ALZN002 or enter into partnering transactions with biopharmaceutical companies seeking to strategically fortify pipelines and, in turn, receiving funding for the costly later-stage clinical development required to achieve successful commercialization. We do not anticipate selling products directly into the marketplace, though we may do so depending on market conditions. Our focus is to strategically effect partnering transactions that will provide distribution and marketing capabilities to sell products into the marketplace.

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

The FDA’s policies may change, and additional government regulations may be promulgated that could prevent or delay regulatory approval of new disease indications or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or elsewhere.

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

We will need to successfully complete sufficient clinical trials in order to be in a position to submit a BLA or NDA to the FDA. We must reach agreement with the FDA on the proposed protocols for our future clinical trials in the U.S. A separate submission to the FDA must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site, and an informed consent must also be obtained from each study subject. Regulatory authorities, a data safety monitoring board or the sponsor may each suspend or terminate a clinical trial at any time on numerous grounds.

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

New Drug and Biologics License Applications

In order to obtain approval to market a pharmaceutical in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA or BLA submission requires a substantial user fee payment unless a waiver or exemption applies (such as with the Orphan Drug Designation discussed below). For fiscal year 2023, the FDA set the application fee at $3,242,026 for new drug applications that require clinical data. The manufacturer and/or sponsor of certain drugs approved under an NDA or BLA is also subject to annual prescription drug program fees, currently set at $393,933 per product for fiscal year 2023. These fees are typically increased annually. The NDA or BLA includes all relevant data available from pertinent non-clinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the use of a product, or from a number of alternative sources, including studies initiated by investigators.

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

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition that must be satisfied for continuing drug approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies to specifically address safety issues identified by the agency. Any approvals that we may ultimately receive could be withdrawn if required post-marketing trials or analyses do not meet the FDA requirements, which would materially harm the commercial prospects for AL001 or ALZN002.

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

Even if AL001 or ALZN002 receives regulatory approval, the approval may be limited to specific disease states, patient populations and dosages, or might contain significant limitations on use in the form of warnings, precautions or contraindications, or in the form of onerous risk management plans, restrictions on distribution, or post-marketing study requirements. Further, even after regulatory approval is obtained, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market. Any delay in obtaining, or failure to obtain, regulatory approval for AL001 or ALZN002, or obtaining approval only for significantly limited use, would harm our business. In addition, we cannot predict what adverse governmental regulations may arise from future U.S. or foreign governmental action.

Breakthrough Therapy Designation

A product can be designated as a breakthrough therapy if it is intended to treat a serious condition (which includes Alzheimer’s) and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). For purposes of breakthrough therapy designation, a clinically significant endpoint generally refers to an endpoint that measures an effect on irreversible morbidity or mortality (“IMM”), or on symptoms that represent serious consequences of the disease. A clinically significant endpoint can also refer to findings that suggest an effect on IMM or serious symptoms, including:

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

A drug that receives a breakthrough therapy designation is eligible for fast-track designation features, intensive guidance on an efficient drug development program and FDA organizational commitment involving senior managers. However, we have not yet applied for breakthrough therapy designation nor have we received any official designation for expedited development. Our product candidates may not qualify for breakthrough therapy designation; further, even if it does qualify for breakthrough therapy designation, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that it will receive FDA approval.

Based on our preclinical data, AL001 has a positive effect on the pharmacodynamic biomarkers of Alzheimer’s. We propose to validate this clinically and if confirmed, we believe that AL001 is a candidate for breakthrough therapy designation because of its positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s. We also believe that ALZN002 is positioned for a breakthrough therapy designation because of its positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s.

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

We believe that AL001 is positioned for an expedited Section 505(b)(2) regulatory pathway for a new drug. AL001’s active pharmaceutical ingredients (lithium, proline and salicylate) are well documented and approved by the FDA. The provisions of 505(b)(2) were created, in part, to help avoid unnecessary duplication of studies already performed on a previously approved (“reference” or “listed”) drug. This section gives the FDA express permission to rely on data not developed by the NDA applicant. This process can result in a much less expensive and much faster route to approval, compared with a traditional development path such as 505(b)(1), while creating new, differentiated products with tremendous commercial value.

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

If we qualify for the Section 505(b)(2) regulatory pathway for new drug approvals, we believe we can shorten the development timeline for AL001. However, our AL001 may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to faster development or expedited regulatory review and approval.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of certain FDA-regulated products, including prescription drugs, are required to register and disclose certain clinical trial information on a public website maintained by the NIH. Information related to the product, patient population, phase of investigation, study sites and investigator, and other aspects of the clinical trial is made public as part of the registration. Sponsors are also obligated to disclose the results of these trials after completion. Disclosure of the results of these trials can be delayed until the product or new indication being studied has been approved. Competitors may use this publicly available information to gain knowledge regarding the design and progress of our development programs.

The Drug Price Competition and Patent Term Restoration Act

The Drug Price Competition and Patent Term Restoration Act, also known as the Hatch-Waxman Amendments, requires pharmaceutical companies to divulge certain information regarding their products, which has the effect of making it easier for other companies to manufacture generic drugs to compete with those products.

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

Environmental Regulations. The U.S. generally requires an environmental assessment, which discusses a company’s proposed action, possible alternatives to the action, and whether the further analysis of an environmental impact statement is necessary. Certain exemptions are available from the requirement to perform an environmental assessment and an environmental impact statement. Once an exemption is claimed, a company must state to the FDA that no extraordinary circumstances exist that may significantly affect the environment. We may claim an exemption, under the category for biologic products, from the requirement to provide an environmental assessment and an environmental impact statement for AL001 or ALZN002 and further state to the FDA that, to our knowledge, no extraordinary circumstance exists that would significantly affect the environment.

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

The principal characteristic of the MRP is that the procedure builds on an already existing marketing authorization in an EU Member State that is used as reference in order to obtain marketing authorizations in other Member States. In the MRP, a marketing authorization for a drug already exists in one or more EU Member States and subsequently marketing authorization applications are made in other EU Member States by referring to the initial marketing authorization. The EU Member State in which the marketing authorization was first granted will then act as the referenced EU Member State. The EU Member States where the marketing authorization is subsequently applied for act as concerned EU Member States.

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

Human Health Product Regulation in the Rest of World

For countries outside of the EU, such as the United Kingdom, Canada, countries in Eastern Europe or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials are conducted in accordance with GCP and the other applicable regulatory requirements. If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension of clinical trials, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

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

While appropriate medical professionals are free to prescribe any pharmaceutical approved by the FDA for any use, a company can only make claims relating to the safety and efficacy of a pharmaceutical that are consistent with the FDA approval, and is only allowed to actively market a pharmaceutical for the particular indication approved by the FDA. Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA or NDA/BLA supplement before the change can be implemented. A BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing supplements as it does in reviewing NDAs.

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

Our Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents or is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business. Currently, we do not own a patent, although we do possess a license for an immunotherapy technology and three licenses for a lithium, salicylate and proline cocrystal technology from the Licensor.

Patents extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depending on the type of patent, the scope of its coverage and the availability of legal remedies in the country.

A summary of the licensed patents is as follows:

Title of Patent	Patent Type	Therapeutic Drug	Date Filed	Date Issued	Expiration Date	Patent #
Lithium Cocrystals and an Additional Neuropsychiatric Agent for Treatment of Neuropsychiatric Disorders	Method of Use	AL001 (LISPRO)	05/21/2016	03/28/2017	05/21/2036	9,603,869
Organic Anion Lithium Ionic Cocrystal Compounds and Compositions	Composition of Matter	AL001 (LISPRO)	04/18/2014	12/12/2017	04/18/2034	9,840,521
Amyloid Beta Peptides and Methods of Use	Composition of Matter	ALZN002 (E22W)	10/12/2007	05/29/2012	02/12/2028	8,188,046

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

Employees and Human Capital Resources

As of April 30, 2023, we have four full-time employees and three part-time employees. We also utilize independent consultants to assist us in our medical research and development projects.

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

Risks Related to Our Company, Early Stage of Clinical Development and Financial Condition

We need to obtain substantial additional funding to complete the development and any commercialization of AL001 and ALZN002. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs and other operations.

We expect our expenses to increase substantially during the next few years. The development of biotechnology product candidates is capital intensive. As we conduct non-clinical research and clinical development of our product candidates, we will need substantial additional funds to maintain and expand our capabilities in a variety of areas including discovery and non-clinical research, clinical development, regulatory affairs, product development, product quality assurance, and pharmacovigilance. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses for marketing, sales, manufacturing and distribution. Some of those commercialization investments may be made at-risk in advance of receiving an approval.

As of April 30, 2023, we had $5.1 million in cash and cash equivalents. Based on our current operating plan, we believe that without additional funding, our existing cash and cash equivalents will enable us to fund our operations for approximately six months. In particular, we need additional funds to allow us to fund Phase II clinical trials for AL001 in Alzheimer’s, BD, MDD and PTSD and to complete the on-going phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing clinical trial for ALZN002 or our planned clinical trials for AL001 may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We will not have sufficient funds to complete any of these planned or ongoing clinical trials or the clinical development of either AL001 or ALZN002 through regulatory approval. We will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital, if available on reasonable terms if at all, may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, or cause our stockholders to incur substantial dilution.

Our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs and results of our planned clinical trials for our product candidates;

•	the number and scope of indications we decide to pursue for product development;

•	the cost, timing and outcome of regulatory review of any NDA or BLA we may submit for our product candidates;

•	the costs and timing of manufacturing for our product candidates, if approved;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;

•	our efforts to enhance operational systems and our ability to attract, hire and retain qualified personnel, including personnel to support the development of our product candidates;

•	the costs associated with being a public company;

•	our ability to enter into partnerships or otherwise monetize our pipeline through strategic transactions on a timely basis, on terms that are favorable to us, or at all;

•	the terms and timing of establishing and maintaining collaborations, licenses and other similar arrangements;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the cost associated with commercializing our product candidates, if any are approved for commercial sale.

Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our auditors have issued a going concern opinion on our financial statements for the year ended April 30, 2023, expressing substantial doubt that we can continue as an ongoing business due to insufficient capital for us to fund our operations. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to successfully raise additional capital, we will need to create and implement alternate operational plans to continue as a going concern, and investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We are at an early stage of clinical development and currently have no source of near-term revenue and may never become profitable.

We are a clinical-stage biopharmaceutical company. We have recently initiated clinical trials for our AL001 and ALZN002 programs. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our ability to generate revenue depends heavily on, among other developments:

•	demonstration to the satisfaction of the FDA and comparable regulatory bodies that AL001 and ALZN002 are safe and effective in future clinical trials;

•	our ability to seek and obtain regulatory approvals, including with respect to the indications we are seeking;

•	if approved by the FDA, successful manufacture and commercialization of AL001 and ALZN002; and

•	market acceptance of AL001 and ALZN002.

We only have two product candidates, AL001 and ALZN002, which will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize AL001 or ALZN002, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for a few years, at the earliest, or that we will achieve profitability for at least several years after generating material revenue, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

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

There are certain license fees and milestone payments required to be paid by us to the Licensor, pursuant to the terms of license agreements we have entered into with the Licensor. The license agreements for ALZN002 require us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002 while the license agreements for AL001 require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for ALZN002 and an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of ALZN002, the Licensor received 3,601,809 shares of our common stock. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement. Minimum royalties for November AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the November AL001 License Agreements ..Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		24 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA NDA approval
*	Milestone met and completed

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

ALZN002 License:

Payment		Due Date	Event
$50,000	*	Completed January 2022	Upon IND application filing

$50,000		September 2023	Upon first dosing of patient in first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval
*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

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

In the future, we plan to submit AL001 and ALZN002 and, potentially, other product candidates for regulatory approval. Currently, however, neither AL001 nor ALZN002 has been submitted for regulatory approval, which would be required before we seek to initiate commercial distribution. To date, we have invested nearly all of our resources in establishing our company and the acquisition of the intellectual property of our product candidates, AL001 and ALZN002. Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and, ultimately, to generate revenue, are directly dependent upon the successful development, FDA approval and commercialization of AL001 or ALZN002.

The development and commercial success of our product will depend on a number of factors, including, without limitation, the following:

•	our timely initiation and successful completion of preclinical studies and clinical trials for AL001 or ALZN002;

•	our demonstration to the satisfaction of the FDA and comparable regulatory bodies of the safety and efficacy of AL001 or ALZN002, as well as to obtain regulatory and marketing approval for AL001 or ALZN002 in the United States, Europe, the United Kingdom and elsewhere;

•	our continued compliance with all clinical and regulatory requirements applicable to AL001 and ALZN002;

•	our maintenance of an acceptable safety profile of AL001 and ALZN002 following regulatory approval;

•	competition with other treatments;

•	our creation, maintenance and protection of our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for AL001 and ALZN002;

•	the effectiveness of our and our eventual partners’ marketing, sales and distribution strategy and operations;

•	the ability of our third-party manufacturers to manufacture supplies of our product and product candidates and to develop, validate and maintain commercially viable manufacturing processes;

•	our ability to launch commercial sales of AL001 or ALZN002 following regulatory approval, whether alone or in collaboration with others; and

•	the acceptance of AL001 and ALZN002 by physicians, health care payers, patients and the medical community.

Many of these factors are beyond our control, and we cannot assure you that we will ever be able to generate sufficient revenue, or any revenue at all, from the sale of AL001 or ALZN002. Our failure in any of the above factors, or in successfully commercializing AL001 or ALZN002 on a timely basis, could have a material adverse effect on our business, results of operations and financial condition, and the value of your investment could substantially decline.

AL001 and ALZN002 may not achieve market acceptance, which would significantly limit our ability to generate revenue.

Even if we develop AL001 or ALZN002 and gain regulatory approvals for either or both candidates, unless physicians and patients accept our product candidates, we may not be able to sell them, whether directly or indirectly, and generate significant revenues. We cannot assure you that AL001, ALZN002 or any other potential product candidates we may eventually develop will achieve market acceptance and revenue if and when they obtain the requisite regulatory approvals. Market acceptance of any product candidate depends on a number of factors, including but not limited to:

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

Any failure by AL001 or ALZN002 to achieve market acceptance or commercial success could have a material adverse effect on our business, results of operations and financial condition.

Problems in the manufacturing process, failure to comply with manufacturing regulations or unexpected increases in manufacturing costs could harm our business, results of operations and financial condition.

We are responsible for the manufacture and supply of AL001 and ALZN002 independently of each other. The manufacturing of AL001 and ALZN002 necessitates compliance with applicable regulatory requirements of the FDA and the European Union, as well as with international cGMP and other international regulatory requirements. As of the date of this Annual Report, we do not have our own manufacturing facilities. We have contracted with a third-party manufacturer for the clinical supply of AL001 using GMP manufacturing for our planned AL001 clinical trials and plan to contract with established third parties for the long-term commercial production of AL001 and ALZN002. The responsibility to obtain market authorization for AL001 and ALZN002 remains with us. As such, even if we could potentially have a claim against one or more third parties, we are legally liable for any noncompliance related to AL001 and ALZN002 and we expect to retain legal responsibility for any future product candidates as well.

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

If we are unable to manufacture, or contract to manufacture, AL001 and ALZN002 in accordance with regulatory specifications, or if there are disruptions in the manufacturing process due to damage, loss or failure to meet regulatory requirements (including passing inspections) of manufacturing facilities, we may not be able to meet the demand for our products or supply sufficient product for use in clinical trials, and this may harm our ability to commercialize AL001 and ALZN002 on a timely or cost-competitive basis, or preclude us from doing so at all, which could harm our business, results of operations and financial condition.

Before we or any future commercial partners can begin commercial manufacture of AL001 and ALZN002 or any other product candidate that we may develop in the future, we must obtain FDA regulatory approval for the product, which requires a successful FDA inspection of our manufacturing facilities (or those we contract with) and the development of quality systems, among other requirements. Even if we successfully pass an FDA Pre-Approval Inspection of any manufacturing facilities we may establish or contract with, our pharmaceutical facilities would be subject to unannounced inspection by the FDA and foreign regulatory authorities to ensure ongoing manufacturing compliance, even after product approval. Due to the complexity of the processes that we anticipate will eventually be used to manufacture AL001 and ALZN002, we may be unable to pass federal, state or international regulatory inspections in a cost-effective manner, whether initially or at any time thereafter. If we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, or legal actions such as injunctions or criminal or civil prosecution. These possible sanctions could materially and adversely affect our business, results of operations and financial condition. See also “Risks Related to Development and Regulatory Approval of Our Product.” The regulatory approval process is uncertain, requires us to utilize significant financial, physical and human resources, and may prevent us or our future commercial partners from obtaining approvals for the commercialization of some or all of our product candidates.

Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of AL001 or ALZN002, or limit the scope of any approved label or market acceptance.

If AL001, ALZN002 or any other product candidate that we may develop in the future, prior to or after any approval for commercial sale, causes serious or unexpected side effects, or become associated with other safety risks such as misuse, abuse or diversion, a number of potentially significant negative consequences could result, including, without limitation, that:

•	regulatory authorities may interrupt, delay or halt clinical trials;

•	regulatory authorities may deny regulatory approval of AL001 or ALZN002;

•	regulatory authorities may require certain labeling statements, such as warnings or contraindications or limitations on the indications for use, or impose restrictions on distribution in the form of REMS in connection with approval, if any;

•	regulatory authorities may withdraw their approval, require more onerous labeling statements or impose a more restrictive REMS of any product that is approved;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	any relationships that we may be able to form in the future with any commercial partners may suffer;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that either AL001 or ALZN002 is unlikely to receive regulatory approval or is unlikely to be successfully commercialized. In addition, regulatory agencies, an Ethics Committee or Institutional Review Board (an “IRB”), or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of AL001, ALZN002 or any other product candidate that we may in the future develop, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing AL001 or ALZN002 and materially impair our ability to generate revenue from the commercialization of AL001 or ALZN002 either by us or by any future commercial partners with which we may develop a relationship, which and could have a material adverse effect on our reputation, business, results of operations and financial condition.

If we fail to obtain and sustain an adequate level of reimbursement for our products by third-party payers, sales and profitability will be adversely affected.

The course of medical treatment for human patients is, and will continue to be, expensive. We expect that most patients and their families will not be capable of paying for our potential products themselves.

Accordingly, it is unlikely that there will be a commercially viable market for AL001 or ALZN002, if approved, without reimbursement and coverage from third-party payers. Obtaining reimbursement approval and coverage from third-party payers is a time consuming and expensive process, and we cannot be certain that reimbursement will be approved and coverage obtained for our current product candidates or any other product candidate we may develop. Additionally, even if there is some form of reimbursement and coverage from third-party payers, if the level of third-party reimbursement is insufficient from the patient’s perspective or coverage is limited, our revenue and gross margins will be materially and adversely affected.

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

Risks Related to Development and Regulatory Approval of Our Drug Candidates

The regulatory approval process is uncertain, requires us to utilize significant resources, and may prevent us or our future commercial partners from obtaining approvals for the commercialization of AL001 or ALZN002.

The research, testing, manufacturing, labeling, approval, sale, marketing and testing of AL001 and ALZN002 are and will be subject to extensive regulation by regulatory authorities in the United States, Europe and elsewhere, and regulatory requirements applicable to our product differ from country to country. Neither we nor any commercial partner will be permitted to market any of our current or future product candidates in the United States until we receive approval from the FDA of either a NDA or BLA for AL001 and ALZN002, respectively. Obtaining approval of an NDA or a BLA is an uncertain process that requires us to utilize significant resources. Furthermore, regulatory authorities possess broad discretion regarding processing time and usually request additional information and raise questions which have to be answered. There is considerable uncertainty regarding the times at which products may be approved and we have no control over the FDA review process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including: warning letters, civil and criminal penalties, injunctions, withdrawal of approved products from the market, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending applications or supplements to approved applications.

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

In addition, separate regulatory approvals are required in order to market any product in many jurisdictions, including the United States, the United Kingdom, European Economic Area, which consists of the 27 Member States (known as the “EU Member States”) of the European Union plus Norway, Iceland and Liechtenstein, and others. Approval procedures vary among countries and can involve additional studies and testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Studies conducted in one country may not be accepted by regulatory authorities in other countries. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may be unable to file for regulatory approvals or do so on a timely basis and, even if we are able to, we may not receive necessary approvals to commercialize our products in any market. Any of these results could have a material adverse effect on our business, results of operations and financial condition.

There is a high rate of failure for drug candidates proceeding through clinical trials.

Generally speaking, there is a high rate of failure for drug candidates proceeding through clinical trials. We may suffer significant setbacks in our clinical trials similar to the experience of a number of other companies in the pharmaceutical and biotechnology industries, even after receiving promising results in earlier trials. Further, even if we view the results of a clinical trial to be positive, the FDA or other regulatory authorities may disagree with our interpretation of the data. For instance, any such differing interpretation could cause the FDA to require additional trials. In the event that:

(i)	we obtain negative or inconclusive results from the AL001 or ALZN002 from a clinical trial;

(ii)	the FDA places a clinical hold on our clinical trials due to potential chemistry, manufacturing and controls issues or other hurdles; or

(iii)	the FDA does not approve our NDA for AL001 or our BLA for ALZN002, then:

•	we may not be able to generate sufficient revenue or obtain financing to continue our operations;

•	our ability to execute our current business plan will be materially impaired;

•	our reputation in the industry and in the investment community would likely be significantly damaged; and

•	the price of our common stock would likely decrease significantly.

Any of these results could materially and adversely affect our business, results of operations or financial condition.

Nearly every attempt at drug approval for Alzheimer’s has failed.

Despite billions of dollars invested by the NIH and the biopharmaceutical industry in research programs to develop novel therapeutics for Alzheimer’s, the FDA has only approved two new drugs for Alzheimer’s since 2003; in June 2021, aducanumab (Biogen, Inc) received approval from the FDA for the treatment of Alzheimer’s using the accelerated approval pathway and in July 2023, Leqembi (Eisai) received full approval by the FDA for treatment of Alzheimer’s disease. Since 2003, many new types and classes of drugs have been developed and tested in Alzheimer’s, including monoclonal antibodies, gamma secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme inhibitors, receptor for advanced glycation end-products inhibitors, nicotinic partial agonists and allosteric modulators, serotonin subtype receptor antagonists, and others. Except for Biogen’s and Eisai’s approvals, referred to above, virtually all of these scientific programs have failed in clinical testing.

Clinical trials for AL001 or ALZN002 can be expensive, time consuming, uncertain and susceptible to change, delay or termination.

Clinical trials are expensive, time consuming and difficult to design and implement. The result of a clinical trial may be undesirable and can result in a clinical trial cancellation or the need for re-evaluation and supplementation. Even if the results of our clinical trials are favorable, the clinical trials for AL001 or ALZN002 are expected to continue for a few years and may even take significantly longer to complete. In addition, we, the FDA, an IRB, or other regulatory authority, whether in the United States, European Union or elsewhere, may suspend, delay or terminate our clinical trials at any time, for various reasons, including, without limitation:

•	lack of effectiveness of AL001 or ALZN002 during clinical trials;

•	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;

•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•	difficulty in retaining subjects who have initiated a clinical trial but may have withdrawn due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

•	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to manufacturing or regulatory constraints;

•	inadequacy of or changes in our manufacturing process or product formulation;

•	delays in obtaining regulatory authorization to commence a trial, including experiencing “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

•	changes in applicable regulatory policies and regulations;

•	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

•	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

•	unfavorable results from ongoing preclinical studies and clinical trials;

•	failure of any contract research organizations (“CROs”) that we may partner with in the future, or other third-party contractors, to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

•	failure by us, our employees, any CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

•	scheduling conflicts with participating clinicians and clinical institutions;

•	failure to design appropriate clinical trial protocols; or

•	regulatory concerns with pharmaceutical products generally and the potential for abuse.

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

Breakthrough therapy designation is reserved for drug or biologic products that are intended to treat serious conditions and for which preliminary clinical evidence indicates that the candidate may demonstrate a substantial improvement on one or more clinically significant endpoints over currently available therapies. The benefits of receiving the designation include additional guidance from FDA throughout the development process, assistance with designing clinical trials, and coordination with FDA senior managers and experienced review staff. We plan to seek breakthrough therapy designation for both AL001 and ALZN002.   However, we have neither received breakthrough therapy designation nor have we qualified for expedited development, and no assurance can be given that we will. Even if we qualify for breakthrough therapy designation or expedited development, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that we will receive FDA approval.

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

The breakthrough therapy designation, while at times advantageous for the development process for the reasons identified above, may nevertheless have little or no positive impact on our development process. There is no guarantee that, even with the FDA’s assistance through the breakthrough therapy designation, that the development process will be accelerated, the FDA will review or approve our submissions in a timely manner, or that our product candidates will ultimately receive approval from the FDA.

In summary, we cannot guarantee that our product candidates will receive breakthrough therapy designations and, even if one does, we cannot guarantee that such designations will have any bearing on the FDA’s review or approval of our product candidates.

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

Any regulatory approvals that we or any of our collaborators receive for AL001, ALZN002 or any future product candidate may be subject to conditions of approval or limitations on the approved indicated uses for which the product may be marketed or may contain requirements for potentially costly surveillance to monitor the safety and efficacy of the product candidate. In addition, AL001, ALZN002 and any of our future product candidates, if approved by the FDA or other regulatory bodies, will be subject to extensive and ongoing regulatory requirements regarding the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping. These requirements will include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, Good Laboratory Practice and Good Clinical Practice, the three types of audits related to the progressive stages needed to bring a pharmaceutical product to market, for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The policies of the FDA and other regulatory bodies may change, and additional government regulations may be promulgated that could prevent, limit or delay regulatory approval of AL001 or ALZN002. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would materially and adversely affect our business, results of operations and financial condition.

AL001 or ALZN002 and any of our future product candidates, if approved, may cause or contribute to adverse medical events that we are required to report to the FDA and regulatory authorities in other countries and, if we fail to do so, we could be subject to sanctions that would materially harm our business.

If we are successful in commercializing AL001, ALZN002 or any of our future product candidates, regulations promulgated by the FDA and by the regulatory authorities in other countries require that we report certain information about adverse medical events if those products may have caused or contributed to those adverse events. The timing of our obligation to report would be triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events we become aware of within the prescribed timeframe. We may also fail to appreciate that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of our products. If we fail to comply with our reporting obligations, the FDA and regulatory authorities in other countries could take action including criminal prosecution, the imposition of civil monetary penalties, seizure of our products, or delay in approval or clearance of future products, which could have a material adverse effect on our business, results of operations and financial condition.

Legislative or regulatory reforms with respect to products may make it more difficult and costly for us to obtain regulatory clearance or approval of AL001, ALZN002 or any of our future product candidates and to produce, market, and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in the U.S. Congress and lawmaking bodies in other countries that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated products. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Similar changes in regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the United States or in other countries may impose additional costs or lengthen review times of AL001, ALZN002 and any of our future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

Our ability to market AL001, ALZN002 and any future product candidates in the United States, if approved, will be limited to use for the treatment of the indications for which they are approved, and if we want to expand the indications for which we may market AL001, ALZN002 and any future product candidates, we will need to obtain additional FDA approvals, which may not be granted.

We plan to seek full FDA approval in the United States for AL001 and ALZN002 to treat neurodegenerative diseases and psychiatric disorders, including Alzheimer’s. In addition, we have submitted a pre-IND meeting request with the FDA to explore AL001 for the treatment of BD, MDD and PTSD. If AL001 or ALZN002 is approved, the FDA will restrict our ability to market or advertise it for the treatment of indications other than the one for which it is approved, which would limit its use. If we decide to attempt to develop, promote and commercialize new treatment indications and protocols for AL001, ALZN002 and potentially other product candidates in the future, we could not predict when, or if, we would ever receive the approvals required to do so. We would be required to conduct additional studies to support such applications for additional use, which would consume additional resources and may produce results that do not result in FDA approvals. If we do not obtain additional FDA approvals, our ability to expand our business in the United States would be adversely affected, which could materially and adversely affect our business, results of operations and financial condition.

The anticipated development of a REMS for AL001 or ALZN002 could cause delays in the approval process and would add additional layers of regulatory requirements that could impact our ability to commercialize AL001 and ALZN002 in the United States and reduce their market potential.

As a condition of approval of an NDA or a BLA, the FDA may require a REMS to ensure that the benefits of the drug outweigh the potential risks. REMS elements can include medication guides, communication plans for health care professionals, and elements to assure safe use (“ETASU”). ETASU’s can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. We may be required to adopt a REMS for AL001 or ALZN002 to ensure that the benefits outweigh the risks of abuse, misuse, diversion and other potential safety concerns. Even if the risk of abuse, misuse or diversion are not as high as for some other products, there can be no assurance that the FDA will approve a manageable REMS for AL001 or ALZN002, which could create material and significant limits on our ability to successfully commercialize AL001 and ALZN002 in the U.S. Delays in the REMS approval process could result in delays in the NDA or BLA approval process, respectively. In addition, as part of the REMS, the FDA could require significant restrictions, such as restrictions on the prescription, distribution and patient use of the product, which could significantly impact our ability to effectively commercialize AL001 or ALZN002, and dramatically reduce their market potential thereby adversely impacting our business, financial condition and results of operations. Even if initial REMS are not highly restrictive, if, after launch, AL001, ALZN002 and other drug candidates were to become subject to significant abuse/non-medical use or diversion from licit channels, this could lead to negative regulatory consequences, including a more restrictive REMS, which could materially and adversely affect our business, results of operations and financial condition.

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

Risks Related to Our Business and Industry

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop AL001, ALZN002 or any future product candidates, conduct our in-licensing and development efforts or commercialize AL001, ALZN002 or any of our future product candidates.

Our future growth and success depend in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Stephan Jackman, our Chief Executive Officer, David J. Katzoff, our Chief Financial Officer, Kenneth S. Cragun, our Senior Vice President of Finance and Henry Nisser, our Executive Vice President and General Counsel. The loss of services of any of these individuals could delay or prevent the successful development of our current or future product pipeline, completion of our planned development efforts or the commercialization of AL001 or ALZN002. It is possible that current or former employees of ours could put forward claims for an alleged right to our patents and demand compensation therefor. If one or more of the key personnel were to leave us and engage in competing operations, our business, results of operations and financial condition could be materially and adversely affected.

We expect to face substantial competition, with other entities possibly discovering, developing or commercializing products before, or more successfully than, we do.

The development, FDA approval and commercialization of new therapy and vaccine products is highly competitive. We will face competition with respect to AL001, ALZN002 and any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with AL001 and ALZN002, we also face potential competition from other drug candidates in development by other companies. Our potential competitors include, without limitation, large health care companies, such as Biogen Inc., Eisai Co., Ltd., Takeda Pharmaceuticals, Bristol Myers Squibb, Pfizer Inc., Merck & Co., Inc., Sanofi S.A., Eli Lilly and Company, Bayer AG, Novartis AG, Johnson and Johnson and Boehringer Ingelheim GmbH.   We also know of several smaller early-stage companies that are developing products for use in our segment of the market. Some of the potential competitive compounds referred to above are being developed by large, well-financed and established pharmaceutical and biotechnology companies or have been partnered with such companies, which may give them development, regulatory and marketing advantages over our products.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. If AL001 or ALZN002 achieves marketing approval, we expect that it will be priced at a significant premium over competing generic products.

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

We may be forced to litigate to enforce or defend our intellectual property rights against infringement and unauthorized use by competitors. In so doing, we may place our intellectual property at risk of being invalidated, held unenforceable, or narrowed in scope. Further, an adverse result in any litigation or defense proceedings may place pending applications at risk of non-issuance. In addition, if any licensor fails to enforce or defend its intellectual property rights, this may adversely affect our ability to develop and commercialize AL001 or ALZN002 as well as our ability to prevent competitors from making, using, and selling competing products. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence or outcome of any such litigation could harm our business, results of operations and financial condition.

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

We may become subject to third parties’ claims alleging infringement of patents and proprietary rights or seeking to invalidate our patents or proprietary rights, which would be costly, time-consuming and, if successfully asserted against us, delay or prevent the development and commercialization of AL001 or ALZN002.

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

We cannot assure you that AL001, ALZN002 or any of our future product candidates will not infringe existing or future patents. We may be unaware of patents that have already issued that a third party might assert are infringed by AL001, ALZN002 or one of our future product candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware of and which may later result in issued patents that we may infringe by commercializing AL001, ALZN002 or any of our future product candidates. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may face claims from non-practicing entities (commonly referred to as patent trolls), which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorney’s fees if we are found to be willfully infringing a third party’s patents. If a patent infringement suit were brought against us or our collaborators, we or our collaborators could be forced to stop or delay research, development, manufacturing or sales of AL001 or ALZN002. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and divert management’s attention from our core business. Any of these events could harm our business significantly.

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

If our efforts to protect the proprietary nature of the intellectual property related to AL001, ALZN002 or any of our potential future product candidates are not adequate, we may not be able to compete effectively in our market.

We expect to rely upon a combination of patents, trade secret protection as well as confidentiality and license agreements to protect the intellectual property related to our product and our current product candidates and our development programs.

Composition-of-matter patents on an active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection without regard to any particular method of use or manufacture. We cannot be certain that the claims in any patent application that we may submit covering composition-of-matter of AL001, ALZN002 and any potential future product candidates will be considered patentable by the USPTO and courts in the U.S., or by the patent offices and courts in foreign countries. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method.

The strength of patents involves complex legal and scientific questions and can be uncertain. The patent applications that we may in the future own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, any of our future patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we may own, license or pursue with respect to AL001, ALZN002 or any future product candidates is threatened, it could threaten our ability to commercialize AL001, ALZN002 or any future product candidates. Further, if we encounter delays in our development efforts, the period of time during which we could market AL001, ALZN002 or any future product candidates under patent protection would be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to AL001, ALZN002 or any future product candidates.

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

Changes in patent law could diminish the value of patents in general, thereby impairing our ability to protect AL001 and ALZN002.

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

Filing, prosecuting and defending patents on AL001, ALZN002 and any future product candidates throughout the world is prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

In November 2019, we received a subpoena from the SEC that stated that the staff of the SEC is conducting an investigation known as “In the Matter of DPW Holdings, Inc.,” and that the subpoena was issued as part of an investigation as to whether Ault Alliance, Inc., formerly known as DPW Holdings, Inc., Ault Global Holdings, Inc. and BitNile Holdings, Inc. (“AULT”), and certain of its officers, directors, employees, partners, subsidiaries and/or affiliates, and/or other persons or entities, directly or indirectly, violated certain provisions of the Securities Act and the Exchange Act, in connection with the offer and sale of its securities. Although the order states that the SEC may have information relating to such alleged violations, the subpoena expressly provides that the inquiry is not to be construed as an indication by the SEC or its staff that any violations of the federal securities laws have occurred. We have produced documents in response to the subpoena. The SEC may in the future require us to produce additional documents, information or seek testimony from other members of our management team.

We are unaware of the scope or timing of the SEC’s investigation. As a result, we do not know how the SEC’s investigation is proceeding or when the investigation will be concluded. We also are unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject to its investigation or what impact, if any, the cost of continuing to respond to subpoenas might have on our financial position, results of operations, or cash flows. We have not established any provision for losses in respect of this matter. In addition, complying with any such future requests by the SEC for documents or testimony could distract the time and attention of our officers and directors or divert our resources away from ongoing business matters. This investigation could result in significant legal expenses, the diversion of management’s attention from our business, damage to our business and reputation, and could subject us to a wide range of remedies, including an enforcement action by the SEC. Two members of our current Board of Directors, Messrs. Horne and Nisser, are directors of AULT. There can be no assurance that any final resolution of this and any similar matters will not have a material adverse effect on our business, financial condition or results of operations.

If product liability lawsuits are brought against us, we will incur substantial liabilities and may be required to limit the commercialization of AL001 or ALZN002.

We and our partners face potential product liability exposure related to the testing of AL001 or ALZN002 in clinical trials. We will face exposure to claims by an even greater number of persons if we begin to market and distribute our products commercially in the U.S. and elsewhere, including those relating to misuse of AL001 or ALZN002. Now, and in the future, an individual may bring a liability claim against us alleging that AL001 or ALZN002 caused an injury. While we intend to take what we believe to be appropriate precautions, we may be unable to avoid significant liability if any product liability lawsuit is brought against us. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities. Even if we successfully defend any such action, the costs associated with such defense could prove exorbitant. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for AL001 or ALZN002 (if such product candidate had been approved and gone to market);

•	injury to our reputation;

•	withdrawal of clinical trial participants;

•	costs of related litigation;

•	substantial monetary awards to patients and others;

•	increased cost of liability insurance;

•	loss of revenue; and

•	our inability to successfully commercialize our products.

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

In the aggregate, beneficial ownership of the shares of our common stock by our directors and executive officers and their respective affiliated parties represents approximately 49.5% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Members of the Board of Directors and executive officers of our company and AULT, contain some of the same individuals, which may present potential conflicts of interest.

Our company is controlled by Milton C. (Todd) Ault III, our Founder, Chairman Emeritus and consultant, directly and indirectly through his controlling equity interest in Ault & Company, Inc. the parent of Ault Life Sciences, Inc. (“ALSI”) and Ault Life Sciences Fund, LLC (“ALSF”). Mr. Ault is also the Executive Chairman and single largest stockholder (through his control of Ault Alpha, LP) of AULT, a publicly-traded diversified holding company focused primarily on digital mining of Bitcoin and its metaverse platform, oil exploration, crane services, defense/aerospace, industrial, automotive, medical/biopharma, consumer electronics, hotel operations and textiles. The Board of Directors and executive officers of our company and the board of directors and executive officers of AULT contain some of the same individuals, all of whom devote a portion of their business and professional time and efforts to the respective businesses of our company as well as AULT. William B. Horne, the Chairman of the Board of our company, is the Chief Executive Officer and a director of AULT, Henry Nisser, our Executive Vice President, General Counsel and a director of our company, is the President, General Counsel and a director of AULT and Kenneth S. Cragun, our Senior Vice President of Finance is the Chief Financial Officer of AULT.

While we believe that our business and technologies are distinguishable from those of AULT and that we do not compete in the markets in which AULT compete, Mr. Ault and the other named individuals may have potential conflicts of interest with respect to, among other things, potential corporate opportunities, business combinations, joint ventures and/or other business opportunities that may become available to them, our company or AULT. Moreover, while Mr. Ault and the other named individuals have agreed to devote a portion of their business and professional time and efforts to our company, potential conflicts of interest also include the amount of time and effort devoted by each of them to the affairs of AULT. We may be materially adversely affected if Mr. Ault and/or the other named individuals choose to place the interests of AULT before those of our company. Each of Mr. Ault and the other named individuals has agreed that, to the extent such opportunities arise, he will carefully consider a number of factors, including whether such opportunities were presented to him in his capacity as an officer or director of our company, whether such opportunities are within our company’s line of business or consistent with our strategic objectives and whether our company will be able to undertake or benefit from such opportunities. In addition, our Board of Directors has adopted a policy whereby any future transactions between us and any of our affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to our company than could reasonably be obtained in “arm’s length” transactions with independent third parties, and any such transactions will also be approved by a majority of our disinterested independent directors. The named individuals, other than Mr. Ault, owe fiduciary duties of good faith, care and loyalty to our company under Delaware law. However, the failure of our management to resolve any conflicts of interest in favor of our company could materially adversely affect our business, financial condition and results of operations.

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

Risks Relating to Ownership of Our Common Stock

If we do not regain compliance with or continue to satisfy the Nasdaq Capital Market continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. We are currently not in compliance with Nasdaq listing requirements, specifically the minimum bid price requirement, and must regain compliance on or prior to July 31, 2023. If we are unable to regain such compliance, we will cease to be eligible to trade on Nasdaq and will likely be delisted by Nasdaq.

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

Our common stock is listed on the Nasdaq Capital Market. Since our initial public offering last year, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the year ended April 30, 2023, our stock closed at prices between $0.425 per share and $1.19 per share, as reported on Nasdaq.com.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of July 24, 2023, we had 96,940,124 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

Our initiation of operations has resulted in significantly higher operating expenses. Expansion of our operations, to include the development of AL001 and ALZN002, may also cause a significant demand on our management, finances and other resources. Our ability to manage the anticipated future growth, should it occur, will depend upon a significant expansion of our accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. In addition, we intend to expand our scientific advisory board. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve AL001 or ALZN002 or our procedures and controls in an efficient manner at a pace consistent with our business could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our attempts to expand our marketing, sales, manufacturing and customer support efforts will be successful or will result in additional sales or profitability in any future period.

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

AL001 and ALZN002, individually, will be manufactured and distributed, if ever, using technically complex processes requiring specialized facilities, highly specific raw materials and other production constraints. The complexity of these processes, as well as the strict company and government standards for the manufacture of our products, will subject us to production risks. While product batches released for use in clinical trials or for commercialization undergo sample testing, some defects may only be identified following product release. In addition, process deviations or unanticipated effects of approved process changes may result in these intermediate products not complying with stability requirements or specifications. Most of our products must be stored and transported at temperatures within a certain range, which is known as “strict cold chain” storage and transportation. If these environmental conditions deviate from the norm, our products’ remaining shelf lives could be impaired or their quality could become adversely affected, making them no longer suitable for use. The occurrence or suspected occurrence of production and distribution difficulties can lead to lost inventories, and in some cases product recalls, with consequential reputational damage and the risk of product liability. The investigation and remediation of any identified problems can cause production delays, substantial expense, lost sales and delays of new product launches, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We have limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the audit of our financial statements for the year ended April 30, 2023, we identified material weaknesses in our internal control over financial reporting.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions and, we have not designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to payment and financial accounting systems.

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

Our executive office is currently located at 3480 Peachtree Road NE, Second Floor, Suite 103, Atlanta, GA 30326, where we utilize shared labs and extensive research resources. Our accounting and finance office is located in Orange County, California utilizing approximately 200 square feet of shared office space within the offices of AULT, a related party. Our legal office is located in New York, NY utilizing shared office space within the offices of AULT. We currently do not pay rent for our Orange County, California or New York, NY office spaces. We believe our present space is adequate for our current operations.

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

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “ALZN”.

Holders of Record

As of July 24, 2023, there were approximately 119 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Overview

We were incorporated on February 26, 2016, as Alzamend Neuro, Inc. under the laws of the State of Delaware. We were formed to acquire and commercialize patented intellectual property and know-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s. With our two product candidates, we aim to bring treatment or cures not only for Alzheimer’s, but also, bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). Existing Alzheimer’s treatments only temporarily relieve symptoms but do not, to our knowledge, slow or halt the underlying worsening of the disease. We have developed a novel approach to combat Alzheimer’s through immunotherapy.

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

Common Stock Valuations. Prior to our IPO in June 2021, there was no public market for our common stock, and, as a result, the fair value of the shares of common stock underlying our stock-based awards was estimated on each grant date by our Board of Directors. To determine the fair value of our common stock underlying option grants, our Board of Directors considered, among other things, input from management, and our Board of Directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to:

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We had no uncertain tax positions as of April 30, 2023.

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

Plan of Operations

We intend to develop and commercialize therapeutics that are better than existing treatments and have the potential to significantly improve the lives of individuals afflicted by Alzheimer’s, BD, MDD and PTSD. To achieve these goals, we are pursuing the following key business strategies:

•	Advance clinical development of AL001 for Alzheimer’s, BD, MDD and PTSD treatment;

•	Advance clinical development of ALZN002 for Alzheimer’s treatment;

•	Expand our pipeline of pharmaceuticals to include additional indications for AL001 and delivery methods;

•	Focus on translational and functional endpoints to efficiently develop product candidates; and

•	Optimize the value of AL001 and ALZN002 in major markets.

Our pipeline consists of two novel therapeutic drug candidates:

•	AL001 - A patented ionic cocrystal technology delivering a therapeutic combination of lithium, salicylate and proline through three royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”); and

•	ALZN002 - A patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s through a royalty-bearing exclusive worldwide license from the Licensor.

Our most advanced product candidate (lead product) licensed and in clinical development in humans is AL001, an ionic cocrystal of lithium for the treatment of Alzheimer’s, BD, MDD and PTSD. Based on our preclinical data involving mice models, AL001 treatment prevented cognitive deficits, depression and irritability and is superior in improving associative learning and memory and irritability compared with lithium carbonate treatments, supporting the potential of this lithium formulation for the treatment of Alzheimer’s, BD, MDD and PTSD in humans. Lithium has been marketed for more than 35 years and human toxicology regarding lithium use has been well characterized, potentially mitigating the regulatory burden for safety data.

On May 5, 2022, we initiated a multiple-dose, steady-state, double-blind, ascending dose safety, tolerability, pharmacokinetic clinical trial of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects. We completed the Phase IIA clinical trial in March 2023 and announced positive topline data in June 2023.

We announced that we successfully identified a maximum tolerated dose (“MTD”) for development of AL001 from a multiple-ascending dose study as assessed by an independent safety review committee. This dose, providing lithium at a lithium carbonate equivalent dose of 240 mg 3-times daily (“TID”), is designed to be unlikely to require lithium therapeutic drug monitoring (“TDM”). Also, this MTD is risk mitigated for the purpose of treating fragile populations, such as Alzheimer’s patients.

Lithium is a commonly prescribed drug for manic episodes in BP type 1 as well as maintenance therapy of BP in patients with a history of manic episodes. Lithium is also prescribed off-label for MDD, BP and treatment of PTSD, among other disorders. Lithium was the first mood stabilizer approved by the FDA and is still a first-line treatment option (considered the “gold standard”) but is underutilized perhaps because of the need for TDM. Lithium was the first drug that required TDM by regulatory authorities in product labelling because the effective and safe range of therapeutic drug blood concentrations is narrow and well defined for treatment of BP when using lithium salts. Excursions above this range can be toxic, and below can impair effectiveness.

Based on the results from our Phase IIA MAD study, we plan to initiate two safety and efficacy clinical trials in subjects with mild to moderate dementia of the Alzheimer’s type. Additionally, we intend to investigate the potential of AL001 for patients suffering from BD, MDD and PTSD by submitting IND applications to the FDA for these indication by the end of 2023. After FDA permission to proceed on the INDs, we intend to initiate clinical trials at this MTD to determine relative increased lithium levels in the brain compared to a marketed lithium salt for BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace a 300 mg TID lithium carbonate dose for treatment of BD with a 240 mg TID AL001 lithium equivalent, which represents a daily decrease of 20% of lithium given to a patient.

We submitted a pre-IND meeting request for ALZN002 and supporting briefing documents to the Center for Biological Evaluation and Research of the FDA on July 30, 2021. We received a written response relating to the pre-IND from the FDA providing a path for Alzamend’s planned clinical development of ALZN002 on September 30, 2021. The FDA agreed to allow Alzamend to submit an IND to conduct a combined Phase I/II study.

On September 28, 2022, we submitted an IND application to the FDA for ALZN002 and received a “study may proceed” letter on October 31, 2022. The product candidate is an immunotherapy vaccine designed to treat mild to moderate dementia of the Alzheimer’s type. ALZN002 is a proprietary “active” immunotherapy product, which means it is produced by each patient’s immune system. It consists of autologous DCs that are activated white blood cells taken from each individual patient so that they can be engineered outside of the body to attack Alzheimer’s-related amyloid-beta proteins. These DCs are pulsed with a novel amyloid-beta peptide (E22W) designed to bolster the ability of the patient’s immune system to combat Alzheimer’s; the goal being to foster tolerance to treatment for safety purposes while stimulating the immune system to reduce the brain’s beta-amyloid protein burden, resulting in reduced Alzheimer’s signs and symptoms. Compared to passive immunization treatment approaches that use foreign blood products (such as monoclonal antibodies), active immunization with ALZN002 is anticipated to offer a more robust and long-lasting effect on the clearance of amyloid. This could provide a safer approach due to its reliance on autologous immune components, using each individual patient’s own white blood cells rather than foreign cells and/or blood products.

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial, which Alzamend expects to initiate within three months of receiving data from the initial trial.

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

Results of Operations

Results of Operations for the Year Ended April 30, 2023 Compared to Year Ended April 30, 2022

The following table summarizes the results of our operations for the years ended April 30, 2023 and 2022:

	For the Year Ended April 30,
	2023	2022	$ Change	% Change
OPERATING EXPENSES
Research and development	$7,445,857	$5,201,314	$2,244,543	43%
General and administrative	7,424,609	7,118,221	306,388	4%
Total operating expenses	14,870,466	12,319,535	2,550,931	21%
Loss from operations	(14,870,466)	(12,319,535)	(2,550,931)	21%

OTHER INCOME (EXPENSE), NET
Interest expense	(7,701)	(46,524)	38,823	-83%
Gain on extinguishment of debt	-	4,000	(4,000)	*
Total other income (expense), net	(7,701)	(42,524)	34,823	-82%

NET LOSS	$(14,878,167)	$(12,362,059)	$(2,516,108)	20%

Basic and diluted net loss per common share	$(0.15)	$(0.14)	$(0.01)	*

Basic and diluted weighted average common shares outstanding	97,519,016	89,095,274		*

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the years ended April 30, 2023 and 2022, and we do not anticipate that we will generate revenue for the foreseeable future.

 Research and Development Expenses

Research and development expenses for the years ended April 30, 2023 and 2022 were $7.4 million and $5.2 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees, licenses and fees, as well as stock compensation expense:

	For the Year Ended April 30,
	2023	2022	$ Change	% Change
Professional fees	$4,617,816	$3,669,009	$948,807	26%
Clinical trial fees	2,465,437	200,023	2,265,414	1,133%
Licenses and fees	50,000	715,000	(665,000)	-93%
Stock compensation expense	(42,589)	423,167	(465,756)	-110%
Other research and development expenses	355,193	194,115	161,078	83%
Total research and development expenses	$7,445,857	$5,201,314	$2,244,543	43%

Professional Fees

During the years ended April 30, 2023 and 2022, we incurred professional fees of $4.6 million and $3.7 million, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to professional fees incurred related to the Phase IIA study for AL001 for dementia related to Alzheimer’s.

Clinical Trial Fees

During the years ended April 30, 2023 and 2022, we incurred clinical trial fees of $2.5 million and $0.2 million, respectively, which were principally comprised of clinical trial fees attributed to our Phase I and Phase IIA clinical trials for AL001.

Licenses and Fees

 There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the Standard Exclusive License Agreement with Sublicensing Terms.

During the year ended April 30, 2023, we incurred $50,000 in license fees related to the IND filing for ALZN002. During the year ended April 30, 2022, we incurred $715,000 in license fees related to the completion of the Phase I study for AL001 for dementia related to Alzheimer’s.

Stock Compensation Expense

During the years ended April 30, 2023 and 2022, we incurred $(43,000) and $423,000, respectively, in research and development stock compensation expense related to stock option grants to consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from authorized shares instead of settling such obligations with cash payments. The gain in research and development stock compensation expense for the year ended April 30, 2023 was a result of forfeitures of stock options previously expensed.

Other Research and Development Expenses

During the years ended April 30, 2023 and 2022, we incurred other fees of $0.4 million and $0.2 million, respectively, which were principally comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the years ended April 30, 2023 and 2022 were $7.4 million and $7.1 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock compensation expense; salary and benefits; professional fees; marketing fees; insurance; travel and entertainment; as well as board of director fees. For the years ended April 30, 2023 and 2022, the remaining general and administrative expenses of $319,000 and $336,000, respectively, primarily consisted of payments for advertising and promotion, transfer agent fees, travel, and other office expenses, none of which is significant individually.

	For the Year Ended April 30,
	2023	2022	$ Change	% Change
Stock compensation expense	$3,625,214	$3,985,403	$(360,189)	-9%
Salary and benefits	1,042,860	873,013	169,847	19%
Professional fees	762,396	714,036	48,360	7%
Marketing fees	742,601	17,654	724,947	4106%
Insurance expense	587,427	714,329	(126,902)	-18%
Travel and entertainment	194,746	175,261	19,485	11%
Board of director fees	150,000	302,089	(152,089)	-50%
Other general and administrative expenses	319,365	336,436	(17,071)	-5%
Total general and administrative expenses	$7,424,609	$7,118,221	$306,388	4%

 Stock Compensation Expense

During the years ended April 30, 2023 and 2022, we incurred general and administrative stock compensation expense of $3.6 million and $4.0 million, respectively, related to stock option grants to executives, employees and consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from authorized shares instead of settling such obligations with cash payments.

Salary and Benefits

The second largest component of general and administrative expenses is salary and benefits expense. During the years ended April 30, 2023 and 2022, we incurred $1.0 million and $873,000, respectively, in employee-related expenses. As of April 30, 2023, we had four full-time and three part-time employees.

Professional Fees

During the years ended April 30, 2023 and 2022, we reported professional fees of $762,000 and $714,000, respectively, which were principally comprised of the following items:

Year Ended April 30, 2023

•	In June 2017, we entered into a five-year consulting agreement with Spartan Capital pursuant to which Spartan Capital agreed to provide consulting services with respect to general corporate matters. In December 2017, we paid to Spartan Capital a consulting fee of $1.4 million for the services to be rendered over the 60-month term of this consulting agreement. During the year ended April 30, 2023, we recorded an expense of $187,000 as a result of this consulting agreement.

•	During the year ended April 30, 2023, we incurred $189,000 in consulting fees, mainly for Sarbanes-Oxley compliance, $187,000 in audit and tax fees, $126,000 in legal fees, $50,000 in related party consulting and $22,000 in investor relations expenses.

Year Ended April 30, 2022

•	During the year ended April 30, 2022, we incurred $249,000 in audit and tax fees, $248,000 in Spartan Capital consulting fees, $89,000 in legal fees, $88,000 in related party consulting and $40,000 in investor relations expenses.

Marketing Fees

During the years ended April 30, 2023 and 2022, we incurred marketing fees of $743,000 and $18,000, respectively, which was primarily expenses related to the marketing and brand development agreement with AULT.

Insurance Expense

During the years ended April 30, 2023 and 2022, we incurred insurance expense of $587,000 and $714,000, respectively, which was primarily directors and officers insurance.

Other Expense, Net

Interest expense was $8,000 for the year ended April 30, 2023 related to the financing of D&O insurance. Interest expense was $47,000 for the year ended April 30, 2022 related to the convertible promissory note issued in August 2020, including non-cash interest expense of $13,000 recorded from the amortization of debt discount.

Current and Deferred Income Taxes

As of April 30, 2023 and 2022, we had deferred tax assets totaling $10.8 million and $10.1 million, respectively. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a 100% valuation allowance. As a result of the full valuation allowance, we did not record an income tax benefit for the years ended April 30, 2023 and 2022.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. We believe our current cash on hand is insufficient to fund our planned operations through one year after the date the financial statements are issued. These factors create substantial doubt about our ability to continue as a going concern for at least one year after the date that our audited financial statements are issued.

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of April 30, 2023, we had cash of $5.1 million and an accumulated deficit of $44.1 million. We have incurred recurring losses and reported losses for the year ended April 30, 2023 totaling $14.9 million. In the past, we have financed our operations principally through sales of equity securities.

In March of 2021, we entered into a securities purchase agreement with AL, pursuant to which we sold an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches between March 2021 and April 2022. In addition, we issued AL warrants to purchase an aggregate of 3,333,333 shares of common stock at an exercise price of $3.00 per share. Finally, we agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million on April 26, 2022, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

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

Cash Flows

The following table summarizes our cash flows for the years ended April 30, 2023 and 2022:

	For the Year Ended April 30,
	2023	2022
Net cash (used in) provided by:
Operating activities	$(8,923,152)	$(6,613,990)
Investing activities	-	(106,458)
Financing activities	200	18,854,989
Net (decrease) increase in cash and cash equivalents	$(8,922,952)	$12,134,541

 Operating Activities

During the year ended April 30, 2023, net cash used in operating activities was $8.9 million. This consisted primarily of a net loss of $14.9 million, partially offset by non-cash charges of $3.6 million in stock-based compensation expense and an increase in our net operating assets and liabilities of $2.3 million. The increase in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses – related party.

During the year ended April 30, 2022, net cash used in operating activities was $6.6 million. This consisted primarily of a net loss of $12.4 million, partially offset by non-cash charges of $4.4 million in stock-based compensation expense and an increase in our net operating assets and liabilities of $1.3 million. The increase in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses and other current assets.

Investing Activities

During the year ended April 30, 2022, net cash used in investing activities was $106,000, from the purchase of equipment and machinery. We purchased a CliniMACS Plus instrument to be used on the ALZN002 project at the University of Miami. The machine was purchased from Miltenyi Biotec and is utilized to separate monocytes from blood. We purchased this equipment to streamline the development of DCs to create the ALZN002 vaccine for patients in the Phase I/IIA clinical trial.

Financing Activities

During the year ended April 30, 2023, net cash provided by financing activities was $200 from the exercise of stock options.

During the year ended April 30, 2022, net cash provided by financing activities was $18.9 million. This consisted primarily of proceeds from our initial public offering of $12.9 million, net of costs, and proceeds of $6 million from the issuance of common stock and warrants to AL.

Contractual Obligations

On July 2, 2018, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, we entered into the First Amendments to the AL001 Licenses, on March 30, 2021, we entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, we entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”).

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

On May 1, 2016, we entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use”, filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, we entered into the First Amendment to the ALZN002 License, on May 7, 2018, we entered into the Second Amendment to the ALZN002 License, on January 31, 2019, we entered into the Third Amendment to the ALZN002 License, on January 24, 2020, we entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, we entered into the Fifth Amendment to the ALZN002 License and on April 17, 2023, we entered into the Sixth Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”).

The ALZN002 License Agreement requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. We have already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 3,601,809 shares of our common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

On November 19, 2019, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, we entered into the First Amendments to the November AL001 License and on April 17, 2023, we entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”).

The November AL001 License Agreements require us to pay royalty payments of 3% on net sales of products developed from the licensed technology for AL001 in those fields. We paid an initial license fee of $20,000 for the additional indications. Minimum royalties for November AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the November AL001 License Agreements.

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

Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		24 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA NDA approval
*	Milestone met and completed

ALZN002 License:

Payment		Due Date	Event
$50,000	*	Upon IND application filing	Upon IND application filing

$50,000		September 2023	Upon first dosing of patient in first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval
*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

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

As of April 30, 2023, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of April 30, 2023, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weaknesses:

1.	We do not have sufficient resources in our accounting department, which restricts our ability to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions; and

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

Despite the existence of these material weaknesses, we believe that the financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2023, there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our executive officers, directors and director nominees, and their positions with us, as of the date of this Annual Report:

Name	Age	Position
Stephan Jackman	47	Chief Executive Officer and Director
David J. Katzoff	61	Chief Financial Officer
Henry Nisser	54	Executive Vice President, General Counsel and Director
Kenneth S. Cragun	62	Senior Vice President of Finance
William B. Horne	55	Chairman of the Board
Mark Gustafson	63	Director
Lynne Fahey McGrath, M.P.H., Ph.D.	68	Director
Jeffrey Oram	56	Director
Andrew H. Woo, M.D., Ph.D.	60	Director

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

David J. Katzoff joined our company on a part-time basis in November 2019, serving as our Senior Vice President of Operations from November 2019 to December 2020, as our Chief Operating Officer from December 2020 until August 2022 and currently serves as our Chief Financial Officer since August 2022. Mr. Katzoff has served as Senior Vice President of Finance of AULT since January 2019. Since December 2021, Mr. Katzoff has served as the Chief Financial Officer of Imperalis Holding Corp., a publicly listed company. Since February 2021, Mr. Katzoff has served as the Vice President of Finance of Ault Disruptive Technologies Corporation, a publicly traded special purpose acquisition company (“Ault Disruptive”). From 2015 to 2018, Mr. Katzoff served as Chief Financial Officer of Lumina Media, LLC, a privately-held media company and publisher of life-style publications. From 2003 to 2017, Mr. Katzoff served a Vice President of Finance of Local Corporation, a publicly-held local search company. Mr. Katzoff received a B.S. degree in Business Management from the University of California at Davis.

Henry Nisser has served as our Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director in September 2020. Since May 2019, Mr. Nisser has served as the Executive Vice President and General Counsel of AULT and as one of its directors since September 2020; he became AULT’s President on January 12, 2021. Since February 2021, Mr. Nisser has served as the President, General Counsel and a director of Ault Disruptive. Mr. Nisser has served on the board of directors of The Singing Machine Company, Inc. (“SMC”), a Nasdaq listed company that is the worldwide leader in consumer karaoke products, since April 2023. Mr. Nisser has served as the President, General Counsel and on the board of directors of BitNile Metaverse, Inc., a Nasdaq listed company that operates the BitNile.com metaverse platform, since March 2023. Mr. Nisser is the Executive Vice President and General Counsel of Avalanche. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser drafted and negotiated a variety of agreements related to reorganizations, share and asset purchases, indentures, public and private offerings, tender offers and going private transactions. Mr. Nisser is fluent in French and Swedish, as well as conversant in Italian. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom. We believe that Mr. Nisser’s extensive legal experience involving complex transactions and comprehensive knowledge of securities laws and corporate governance requirements applicable to listed companies give him the qualifications and skills to serve as one of our directors.

Kenneth S. Cragun joined our company on a part-time basis in December 2018. Since February 2021, Mr. Cragun has served as the Chief Financial Officer of Ault Disruptive. Since August 2020, Mr. Cragun has served as the Chief Financial Officer of Ault Alliance and between October 2018 and August 2020, served as its Chief Accounting Officer. Since September 2018, Mr. Cragun has served on the board of directors and Chairman of the Audit Committee of Verb Technology Company, Inc. Since July 2022, Mr. Cragun has served on the board of directors of SMC. He served as a CFO Partner at Hardesty, LLC, a national executive services firm between October 2016 and October 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation, a publicly traded company and a nationwide leader in technology driven, healthcare-related, risk management programs, and of RISA Tech, Inc., a private structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, from April 2009 to September 2016, which operated Local.com, a U.S. top 100 website, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo.

William B. Horne has served as a director of our company since June 2016 and upon the effectiveness of our initial public offering in June 2021, Mr. Horne become our Chairman of the Board. Mr. Horne served as our Chief Financial Officer from June 2016 through December 2018. Mr. Horne has been a member of the board of directors of AULT since October 2016. In January 2018, Mr. Horne was appointed as AULT’s Chief Financial Officer until August 2020, when he resigned as its Chief Financial Officer and was appointed as its President. On January 12, 2021, Mr. Horne resigned as AULT’s President and became its Chief Executive Officer. Mr. Horne has served as a director and Chief Executive Officer of Ault Disruptive since its inception in February 2021. Mr. Horne has served as a director and Chief Financial Officer of Avalanche since June 2016. Mr. Horne has served as a director and Chief Financial Officer of Ault & Co. since October 2017. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University. We believe that Mr. Horne's extensive financial and accounting experience in diversified industries and with companies involving complex transactions give him the qualifications and skills to serve as one of our directors.

Mark Gustafson joined our Board of Directors and became the Chairman of the Audit Committee in June 2021. Mr. Gustafson is a Chartered Professional Accountant with over 35 years of corporate, private and public company experience. Since January 2023, Mr. Gustafson has been a director and non-executive Chairman of BrainLuxury, Inc., a private U.S. company that is developing and selling nutrients for the brain. Since April 2021, Mr. Gustafson has been the Chief Financial Officer, and since January 2022, a director, for PharmaKure Limited, a private London-based biopharmaceutical company dedicated to the treatment of neurodegenerative diseases. Since December 2021, Mr. Gustafson has served as an independent director and Chairman of the Audit Committee of Ault Disruptive. Since June 2020, Mr. Gustafson has served as the founder and director of Alpha Helium Inc., a private Canadian-based company helium exploration company. From 2014 to 2020, he was the Chief Executive Officer of Challenger Acquisitions Limited, a London Stock Exchange listed entertainment company. From 2010 to 2012, Mr. Gustafson was the President and Chief Executive Officer of Euromax Resources Limited, a Toronto Stock Exchange listed mineral exploration company. From 2005 to 2009, he served as Chairman and Chief Executive Officer of Triangle Energy Corporation, a New York Stock Exchange listed oil and gas exploration company, from 2004 to 2006, he served as President and Chief Executive Officer of Torrent Energy Corporation, a private oil and gas company, and from 2001 to 2002, he served as a financial consultant for Samson Oil & Gas and Peavine Resources, two private oil and gas companies. From 1997 to 1999, Mr. Gustafson served as President and Chief Executive Officer of Total Energy Services Ltd., a Toronto Stock Exchange listed oilfield services company, from 1993 to 1995, he served as the Chief Financial Officer of Q/media Software Corporation, a Toronto Stock Exchange listed software company, and from 1987 to 1993, he served initially as the Chief Financial Officer and then as a Vice President in charge of two operating divisions at EnServ Corporation, a Toronto Stock Exchange listed oilfield services company. From 1981 to 1987, he served as an audit manager at Price Waterhouse in Calgary Alberta. Mr. Gustafson received his Bachelor of Business Administration from Wilfrid Laurier University. Mr. Gustafson has been a Chartered Accountant since 1983. We believe that Mr. Gustafson’s over 35 years of corporate, private and public company operational and financial experience gives him the qualifications and skills to serve as one of our directors and as Chairman of the Audit Committee.

Lynne Fahey McGrath, M.P.H., Ph.D. joined our Board of Directors in June 2021. Dr. McGrath has served as a member of the Advisory Board of Bryleos, Inc., a private corporation developing drugs for diseases of aging, since June 2022. Dr. McGrath has served as a consultant to various companies in the biopharmaceutical industry, including: to the executive team of Nobias Therapeutics, Inc., a biotechnology product development company, between May 2020 and December 2021; a regulatory consultant with FoxKiser, LLC, a biotechnology consulting firm, from August 2018 to March 2020; and a regulatory consultant with Catalyst Healthcare Consulting, a biotechnology consulting firm, from 2020 to 2021. Dr. McGrath was a senior lead and Vice President of Regulatory Affairs at Regenxbio, Inc., where she headed global strategy for its portfolio of gene therapy products, from April 2015 to July 2018. Previously, she held senior positions at Novartis Corporation including Vice President, Global Head of Regulatory Affairs at Novartis Consumer Health and U.S. Head of Regulatory Affairs at Novartis Oncology from 2003 to April 2015. Dr. McGrath received a B.S. degree from the University of Connecticut, M.S. in Environmental Science from Rutgers University and M.P.H. and Ph.D. in Public Health from the University of Medicine and Dentistry of New Jersey Robert Wood Johnson Medical School. We believe that Dr. McGrath’s expertise in regulatory affairs and pharmaceutical product development across a range of therapeutic categories and her more than 30 years of experience directing worldwide approvals of more than 50 new drugs and indications makes her well qualified to serve as one of our directors.

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

Board Committees

Our Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The responsibilities of the Audit Committee (which consists of Mr. Gustafson (Chair), Mr. Oram and Dr. Woo) include recommending to the Board of Directors the firm of independent accountants to be retained by our company, reviewing with our independent accountants the scope and results of their audits, and reviewing with the independent accountants and management our accounting and reporting principles, policies and practices, as well as our accounting, financial and operating controls and staff. The Compensation Committee (which consist of Dr. McGrath (Chair), Mr. Gustafson and Mr. Oram) has responsibility for establishing and reviewing employee compensation. The Compensation Committee also has responsibility for administering and interpreting the Alzamend Neuro, Inc. 2021 Stock Incentive Plan, and determining the recipients, amounts and other terms (subject to the requirements of the Plan) of stock options and other equity-based awards which may be granted under the 2021 Stock Incentive Plan from time to time. The purpose of the Nominating and Corporate Governance Committee (which consist of Mr. Oram (Chair), Dr. McGrath and Dr. Woo) is to select, or recommend for our entire Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders, as well as to consider the adequacy of our corporate governance and oversee and approve management continuity planning processes.

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

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended April 30, 2023 and 2022, and (ii) up to our two other most highly compensated executive officers who received compensation during the years ended April 30, 2023 and 2022, who were executive officers on the last day of our fiscal year. We refer to these persons as our “named executive officers” in this Annual Report. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock award ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Stephan S. Jackman	2023	300,000	120,000	—	1,789,375	14,236	2,223,612
Chief Executive Officer	2022	303,125	170,000	—	—	—	473,125

David J. Katzoff (3)	2023	116,667	—	—	—	—	116,667
Chief Financial Officer

Lien T. Escalona (4)
Former Chief Financial Officer	2022	105,000	—	—	1,077,302	—	1,182,302

(1)	The values reported in the “Option Awards” column represents the aggregate grant date fair value, computed in accordance with Accounting Standards Codification (“ASC”) 718 Share Based Payments, of grants of stock options to each of our named executive officers and directors.
(2)	The amounts included in All Other Compensation consist of health insurance benefits.
(3)	Mr. Katzoff was appointed our Chief Financial Officer on August 5, 2022. Prior thereto that he was our Chief Operating Officer.
(4)	Ms. Escalona resigned as Chief Financial Officer on August 1, 2022.

Employment Agreements

Stephan Jackman.   On June 17, 2021, we entered into an employment agreement (the “Agreement”) with Stephan Jackman to continue to serve as our Chief Executive Officer through July 1, 2024. Pursuant to the Agreement, Mr. Jackman was paid a base salary of $300,000 per annum, which was increased by the Compensation Committee to $350,000 effective May 1, 2023 (the “Base Salary”). In addition, Mr. Jackman shall be eligible to earn a cash and/or equity bonus as our Board of Directors (the “Board”) may determine, from time to time, based on meeting performance objectives and bonus criteria to be identified by the Board (the “Performance Bonus”), which Performance Bonus may consist of cash or, in the Board’s sole discretion, our common stock. The determination of whether we have achieved a certain financial performance objective in any year for the purposes of the Performance Bonus shall be made by our independent registered public accounting firm regularly retained or employed by us within 90 days after the end of each fiscal year.

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

Subject to the terms and conditions set forth in the Agreement, as modified by the Compensation Committee, the Options shall vest pursuant to the following schedule: (1) 3,000,000 shares of common stock subject to the $1.00 Options vested ratably over 48 months, commencing on November 16, 2018; (2) 1,000,000 shares of common stock subject to the $1.00 Options shall vest if the Company completes and announces topline data, by November 29, 2025, from a Phase II clinical trial of AL001 that would support an NDA in Alzheimer’s; (3) 1,000,000 shares of common stock subject to the $1.00 Options shall vest if the Company completes and announces topline data, by November 29, 2026, from a Phase II clinical trial of ALZN002 that would support an NDA in Alzheimer’s; and (4) the $1.50 Options shall vest upon the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days , with the target prices range from $10 per share to $20 per share. In the event any of the stock price milestones are not achieved by November 27, 2026, the unvested portion of the performance options will be reduced by 25%.

Mr. Jackman’s bonuses, if any, and all stock-based compensation shall be subject to “Company Clawback Rights” if during the period that Mr. Jackman is employed by us and upon the termination of Mr. Jackman’s employment and for a period of two years thereafter, if there is a restatement of any of our financial results from which any bonuses and stock-based compensation to Mr. Jackman shall have been determined.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on outstanding equity awards as of April 30, 2023 awarded to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT APRIL 30, 2023
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stephan Jackman	3,000,000	-	-	1.00	11/15/2028
	-	2,000,000	2,000,000	1.50	11/18/2029
	-	2,000,000	2,000,000	1.17	11/29/2032
David J. Katzoff	400,000	-	-	1.00	1/21/2029
	726,028	123,972	-	1.50	11/1/2029
	213,528	36,472	-	1.50	11/26/2029
	-	1,000,000	1,000,000	1.50	11/18/2029

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

Performance Criteria.   With respect to awards intended to qualify as performance-based compensation under Code Section 162(m), a committee of “outside directors” (as defined in Code Section 162(m)) with authority delegated by our Board will determine the terms and conditions of such awards, including the performance criteria. The performance goals for restricted stock awards, restricted stock units, performance awards or other stock-based awards will be based on the attainment of specified levels of, among other metrics, the attainment of certain target levels of, or a specified percentage increase in, revenues, earnings, income before taxes and extraordinary items, net income, operating income, earnings before or after deduction for all or any portion of income tax, earnings before interest, taxes, depreciation and amortization or a combination of any or all of the foregoing.

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

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended April 30, 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Options awards ($)	All other compensation ($)	Total ($)
William B. Horne	50,000	-	-	-	50,000
Mark Gustafson	25,000	-	-	-	25,000
Lynne Fahey McGrath	25,000	-	-	-	25,000
Andy H. Woo	25,000	-	-	-	25,000
Jeffrey Oram	25,000	-	-	-	25,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 24, 2023, held by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and director nominees, (iii) each of our executive officers, and (iv) all of our directors, director nominees and executive officers as a group. As of July 24, 2023, there were 96,940,124 shares of our common stock issued and outstanding.

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

Unless otherwise indicated, the principal address of each of the persons below is c/o Alzamend Neuro, Inc., 3480 Peachtree Road NE, Second Floor, Suite 103, Atlanta, GA 30326.

Greater than 5% Beneficial Owners:	Number of shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Milton C. Ault, III (1) (2) (3) (4)	43,902,652	43.06%
Ault Life Sciences, Inc. (1)	14,942,984	15.41%
Ault Life Sciences Fund, LLC (2)	15,000,000	14.71%
Ault Lending, LLC (3)	11,060,001	11.41%

Directors and Executive Officers
Stephan Jackman (5)	3,045,500	3.05%
David J. Katzoff (6)	1,485,958	1.51%
Henry Nisser (7)	1,250,000	1.27%
Kenneth S. Cragun (8)	1,500,000	1.52%
William B. Horne (9)	2,750,000	2.79%
Mark Gustafson (10)	360,000	*
Lynne Fahey McGrath, M.P.H., Ph.D. (11)	385,000	*
Jeffrey Oram (12)	400,000	*
Andrew H. Woo, M.D., Ph.D. (12)	400,000	*
All directors and named executive officers as a group (9 persons)	11,566,458	10.80%

* Less than 1% of outstanding shares.

(1)	Milton C. (Todd) Ault, III, our Founder and Chairman Emeritus, has sole voting and investment power with respect to the shares held of record by ALSI.

(2)	Represents 10,000,000 shares of our common stock and 5,000,000 shares of our common stock issuable upon the exercise of warrants. Mr. Ault has sole voting and investment power with respect to the securities held of record by ALSF.

(3)	Mr. Ault has voting and investment power with respect to the securities held by AL. Excludes 3,333,333 shares of our common stock underlying currently exercisable warrants held by AL due to a beneficial ownership blocker limitation provision contained therein.

(4)	Includes (i) 2,500,000 shares of our common stock held by Mr. Ault, (ii) 383,000 shares of our common stock held by Ault Alpha LP, and (iii) 16,667 shares of common stock issuable upon the exercise of warrants held by AULT. Mr. Ault is the Manager of Ault Alpha GP LLC (“Ault GP”) and Ault Capital Management LLC (“AC Management”). Ault GP and AC Management are the general partner and investment manager to Ault Alpha LP, respectively. As such, Mr. Ault is deemed to beneficially own the shares held by Ault Alpha LP.

(5)	Consist of 45,500 shares of our common stock and 3,000,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)	Consists of (i) 28,000 shares of our common stock, (ii) 9,000 shares of our common stock issuable upon the exercise of warrants and (iii) 1,448,958 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(7)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days. Mr. Nisser’s address is 100 Park Avenue, Suite 1658, New York, New York 10017.

(8)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days.

(9)	Consists of 1,000,000 shares of our common stock and 1,750,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(10)	Consists of 60,000 shares of our common stock and 300,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(11)	Consists of (i) 75,000 shares of our common stock owned by Dr. McGrath, (ii) 10,000 shares of our common stock owned by Dr. McGrath’s spouse in an individual retirement account, and (iii) 300,000 shares of our common stock issuable upon the exercise of stock options owned by Dr. McGrath that are currently exercisable or exercisable within 60 days. Dr. McGrath disclaims beneficial ownership of the shares held by her spouse.

(12)	Consists of 100,000 shares of our common stock and 300,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of April 30, 2023:

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	14,808,329	1.22	9,191,671
Equity compensation plans not approved by stockholders	4,850,000	1.54	-
Total	19,658,329	1.24	9,191,671

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Our company is controlled by Milton C. (Todd) Ault, III, our Founder and current Chairman Emeritus, directly and through his controlling interests in AL, ALSI and ALSF. Mr. Ault is also the Chairman, Chief Executive Officer and single largest stockholder (through Ault Alpha LP) of AULT. The Board of Directors and executive officers of our company and the board of directors and executive officers of AULT contain some of the same individuals. William B. Horne, the Chairman of the Board of our company, is the Chief Executive Officer and a director of AULT, Henry Nisser, our Executive Vice President, General Counsel and a director of our company, is the President, General Counsel and a director of AULT, and Kenneth S. Cragun, our Senior Vice President of Finance is the Chief Financial Officer of AULT.

Transactions with Related Persons

To the best of our knowledge, during our most recent fiscal year end on April 30, 2023, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $100,360, or 1% of the average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

On April 30, 2019, we entered into a securities purchase agreement with ALSF for the sale of 10,000,000 shares of our common stock, plus 5,000,000 warrants with a five-year term and an exercise price of $3.00 per share and vesting upon issuance (the “ALSF Warrants”). The total purchase price of $15,000,000 was in the form of a note from ALSF. The note balance as of April 30, 2020 was reduced by $16,800 reflecting payments made during the year ended April 30, 2020. The note balance as of April 30, 2021 was reduced by $99,905 reflecting payments made during the year ended April 30, 2021. As of April 30, 2023, the note balance was $14,883,295. The note is due December 31, 2023. The control person of ALSF is Mr. Ault, our Founder and Chairman Emeritus. ALSF is wholly owned by ALSI. ALSI is almost entirely wholly owned by Ault & Company, Inc., of which MCKEA Holdings, LLC (“MCKEA”), of which Mr. Ault’s spouse is the managing member, is the majority owner. As such, MCKEA is indirectly the majority owner of ALSF.

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

Pursuant to the securities purchase agreement, ALSF is entitled to full ratchet anti-dilution protection, most-favored nation status, denying our company the right to enter into a variable rate transaction absent its consent, and the right to participate in any future financing we may consummate. All these rights, other than the right to participate in future financings which will not terminate until ALSF no longer holds any shares of our common stock or any ALSF Warrants, will terminate on the earlier to occur of such date that we have (i) completed a Qualified Financing, or (ii) received approval by the FDA for any of our product candidates in Phase III clinical trial. For purposes of the securities purchase agreement, a “Qualified Financing” means the sale of equity securities by us in a single transaction or a series of related transactions, whether or not registered under the Securities Act, resulting in gross proceeds to us of no less than $25,000,000.

In March of 2021, we entered into a securities purchase agreement with AL, pursuant to which we sold an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches between March 2021 and April 2022. In addition, we issued AL warrants to purchase an aggregate of 3,333,333 shares of common stock at an exercise price of $3.00 per share. Finally, we agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million on April 26, 2022, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

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

In November 2022, we entered into a marketing and brand development agreement with AULT, effective August 1, 2022, whereby AULT will provide various marketing services over twelve months valued at $1.4 million. We had the right to pay the fee in cash or shares of its common stock with a value of $1.50 per share. On November 11, 2022, we elected to pay the fee with 933,334 shares of our common stock.

Our accounting and finance department use shared office space within the Costa Mesa offices of AULT.

Milton C. Ault III, our Founder and Chairman Emeritus, is an executive officer and director of AULT, as are several other officers and board members of our company.

Future Transactions

Our Board of Directors has adopted a policy whereby any future transactions between our company and any of our subsidiaries, affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to us than could reasonably be obtained in “arm’s length” transactions with independent third parties, and any such transactions will also be approved by a majority of our disinterested and independent outside directors.

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Stephan Jackman	No
William B. Horne	No
Henry Nisser	No
Mark Gustafson	Yes	C		X
Lynne Fahey McGrath	Yes		X	C
Jeffrey Oram	Yes	X	C	X
Andrew H. Woo	Yes	X	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Baker Tilly US, LLP served as our independent registered public accounting firm for the years ended April 30, 2023 and 2022.

Fees and Services

The following table shows the aggregate fees billed to us for professional services by Baker Tilly US, LLP for the years ended April 30, 2023 and 2022:

	2023	2022
Audit Services	$140,779	$165,400
Audit Related Services	—	—
Tax Services	6,811	18,600
All Other Services	—	—
Total	$147,590	$184,000

Audit Fee. This category includes the aggregate fees billed for professional services rendered for the audits of our financial statements for the years ended April 30, 2023 and 2022, for the reviews of the interim financial statements during the years ended April 30, 2023 and 2022, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of Form S-1 filed with the SEC on May 10, 2021).
3.3	Certificate of Designation of Alzamend Neuro, Inc. Series A Convertible Preferred Stock, dated May 30, 2016 (incorporated by reference to Exhibit 2.3 of Form 1-A/A filed with the SEC on February 4, 2020).
4.1	Promissory Note Due April 30, 2020, issued by Ault Life Sciences Fund, LLC, dated April 30, 2019 (incorporated by reference to Exhibit 3.1 of Form 1-A/A filed with the SEC on February 4, 2020).
4.2	Amendment to Note Due April 30, 2020, by and between Ault Life Sciences Fund, LLC and Alzamend Neuro, Inc., dated June 11, 2019 (incorporated by reference to Exhibit 3.2 of Form 1-A/A filed with the SEC on February 4, 2020).
4.3	Warrant to Purchase Common Stock issued to Ault Life Sciences Fund, LLC, dated April 30, 2019 (incorporated by reference to Exhibit 3.3 of Form 1-A/A filed with the SEC on March 12, 2020).
4.4	Warrant to Purchase Common Stock issued to Ault Global Holdings, Inc., dated March 9, 2021 (incorporated by reference to Exhibit 3.1 of Form 1-U filed with the SEC on March 12, 2021).
4.5	Form of Warrant issued to Digital Power Lending, LLC, dated March 9, 2021 (incorporated by reference to Exhibit 3.1 of Form 1-U filed with the SEC on March 12, 2021).
10.1	Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated May 1, 2016 (incorporated by reference to Exhibit 6.1 of Form DOS/A filed with the SEC on September 29, 2016).
10.2	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.3 of Form 1-K filed with the SEC on February 21, 2019).
10.3	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.4 of Form 1-K filed with the SEC on February 21, 2019).
10.4	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.6 of Form 1-K filed with the SEC on August 28, 2020).
10.5	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.7 of Form 1-K filed with the SEC on August 28, 2020).
10.6+	Employment Agreement with Stephan Jackman, dated June 17, 2021 (incorporated by reference to Exhibit 10.01 of Form 8-K filed with the SEC on June 22, 2021)
10.7	Stock Pledge Agreement with Ault Life Sciences Fund, LLC, dated June 11, 2019 (incorporated by reference to Exhibit 6.9 of Form 1-A filed with the SEC on March 12, 2020).
10.8	Securities Purchase Agreement with Ault Life Sciences Fund, LLC, dated April 30, 2019 (incorporated by reference to Exhibit 4.2 of Form 1-A/A filed with the SEC on February 4, 2020).
10.9	Securities Purchase Agreement with Ault Global Holdings, Inc. dated August 31, 2020 (incorporated by reference to Exhibit 10.14 of Form S-1 filed with the SEC on May 10, 2021).
10.10	Board Letter Agreement, dated May 6, 2021, between Alzamend Neuro, Inc. and Milton C. Ault III (incorporated by reference to Exhibit 10.17 of Form S-1/A filed with the SEC on May 25, 2021).
10.11+	2016 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form S-8 filed with the SEC on July 13, 2021).

10.12+	2021 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of Form S-8 filed with the SEC on July 13, 2021).
10.13*	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated April 16, 2023.
10.14*	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated April 16, 2023.
10.15*	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated April 16, 2023.
10.16*	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated June 8, 2023.
10.17*	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated June 8, 2023.
23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: July 27, 2023	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: July 27, 2023	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephan Jackman and David J. Katzoff, and each of them, as his or her true and lawful attorneys-in-fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on in the capacities and on the dates indicated.

Name	Title	Date

By: /s/ Stephan Jackman Stephan Jackman	Chief Executive Officer and Director (principal executive officer)	July 27, 2023

By: /s/ David J. Katzoff David J. Katzoff	Chief Financial Officer (principal financial and accounting officer)	July 27, 2023

By: /s/ William B. Horne William B. Horne	Chairman of the Board	July 27, 2023

By: /s/ Henry C.W. Nisser Henry C.W. Nisser	Executive Vice President, General Counsel and Director	July 27, 2023

By: /s/ Mark Gustafson Mark Gustafson	Director	July 27, 2023

By: /s/ Lynne Fahey McGrath, M.P.H., Ph.D. Lynne Fahey McGrath, M.P.H., Ph.D.	Director	July 27, 2023

By: /s/ Andrew H. Woo, M.D., Ph.D. Andrew H. Woo, M.D., Ph.D	Director	July 27, 2023

By: /s/ Jeffrey Oram Jeffrey Oram	Director	July 27, 2023

INDEX TO FINANCIAL STATEMENTS

ALZAMEND NEURO, INC.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alzamend Neuro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alzamend Neuro, Inc. (the "Company") as of April 30, 2023 and 2022, the related statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended April 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had cash of $5.1 million and an accumulated deficit of $44.1 million as of April 30, 2023. For the year ended April 30, 2023, the Company also incurred operating losses of $14.9 million and had negative cash flows from operations of $8.9 million. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

July 27, 2023

ALZAMEND NEURO, INC.

Balance Sheets

	April 30, 2023	April 30, 2022
ASSETS

CURRENT ASSETS

Cash	$5,140,859	$14,063,811
Prepaid expenses and other current assets	447,589	349,723
Prepaid expenses - related party	247,334	-
TOTAL CURRENT ASSETS	5,835,782	14,413,534
Property, plant and equipment, net	79,843	102,909
TOTAL ASSETS	$5,915,625	$14,516,443

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,870,122	$1,162,850
Related party payable	-	2,082
TOTAL CURRENT LIABILITIES	2,870,122	1,164,932
TOTAL LIABILITIES	2,870,122	1,164,932

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized; Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil issued and outstanding as of April 30, 2023 and 2022	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 96,940,124 and 95,481,790 shares issued and outstanding as of April 30, 2023 and 2022, respectively	9,694	9,548
Additional paid-in capital	61,991,766	57,419,753
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(44,072,662)	(29,194,495)
TOTAL STOCKHOLDERS’ EQUITY	3,045,503	13,351,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,915,625	$14,516,443

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Operations

	For the Year Ended April 30,
	2023	2022
OPERATING EXPENSES
Research and development	$7,445,857	$5,201,314
General and administrative	7,424,609	7,118,221
Total operating expenses	14,870,466	12,319,535
Loss from operations	(14,870,466)	(12,319,535)

OTHER INCOME (EXPENSE), NET
Interest expense	(7,701)	(46,524)
Gain on extinguishment of debt	-	4,000
Total other income (expense), net	(7,701)	(42,524)
NET LOSS	$(14,878,167)	$(12,362,059)

Basic and diluted net loss per common share	$(0.15)	$(0.14)

Basic and diluted weighted average common shares outstanding	97,519,016	89,095,274

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Changes in Stockholders’ Equity

Years Ended April 30, 2023 and April 30, 2022

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2021	750,000	$75	67,429,525	$6,743	$33,721,860	$(14,883,295)	$(16,832,436)	$2,012,947

Issuance of common stock for restricted stock awards	-	-	425,000	42	(42)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	4,408,569	-	-	4,408,569

Proceeds from sale of common stocks & warrants-related party	-	-	4,000,000	400	5,999,600	-	-	6,000,000

Proceeds from stock option exercise	-	-	5,500,000	550	1,650	-	-	2,200

Proceeds from initial public offering, net of underwriters' discounts and commissions and issuance costs of $1.5 million	-	-	2,875,000	288	12,911,168	-	-	12,911,456

Issuance of shares of common stock for conversion of debt	-	-	252,265	25	378,373			378,398

Conversion of Series A convertible stock	(750,000)	(75)	15,000,000	1,500	(1,425)	-	-	-

Net loss	-	-	-	-	-	-	(12,362,059)	(12,362,059)

BALANCES, April 30, 2022	-	-	95,481,790	9,548	57,419,753	(14,883,295)	(29,194,495)	13,351,511

Issuance of common stock for restricted stock awards	-	-	25,000	3	(3)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	3,582,625	-	-	3,582,625

Proceeds from stock option exercise	-	-	500,000	50	150	-	-	200

Issuance of common stock for related party payable	-	-	933,334	93	989,241	-	-	989,334

Net loss	-	-	-	-	-	-	(14,878,167)	(14,878,167)

BALANCES, April 30, 2023	-	$-	96,940,124	$9,694	$61,991,766	$(14,883,295)	$(44,072,662)	$3,045,503

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Cash Flows

	For the Year Ended April 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(14,878,167)	$(12,362,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	23,066	3,549
Interest expense - debt discount	-	12,770
Gain on extinguishment of debt	-	(4,000)
Stock-based compensation to employees and consultants	3,582,625	4,408,569
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(97,866)	633,597
Prepaid expenses - related party	739,918	-
Accounts payable and accrued liabilities	1,707,272	693,584
Net cash used in operating activities	(8,923,152)	(6,613,990)
Cash flows from investing activities:
Purchase of machinery	-	(106,458)
Net cash used in investing activities	-	(106,458)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants - related party, net	-	6,000,000
Proceeds from stock option exercise	200	2,200
Payments of related party payable	-	(58,667)
Proceeds from initial public offering, net of underwriters’ discounts and commissions and issuance costs	-	12,911,456
Net cash provided by financing activities	200	18,854,989
Net (decrease) increase in cash	(8,922,952)	12,134,541
Cash at beginning of period	14,063,811	1,929,270
Cash at end of period	$5,140,859	$14,063,811

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Fair value of warrants issued in connection with March 2021 securities purchase agreement, related party	$-	$5,374,509
Conversion of Series A Convertible Preferred Stock	$-	$1,425
Issuance of common stock on conversion of note	$-	$378,398
Fair value of warrants issued in connection with initial public offering	$-	$194,490
Issuance of common stock for related party payable	$989,334	$-

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Alzamend Neuro, Inc. (the “Company” or “Alzamend”), is a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder (“BD”), major depressive disorder and post-traumatic stress disorder. With two current product candidates, Alzamend aims to bring treatments or cures to market at a reasonable cost as quickly as possible. The Company’s current pipeline consists of two novel therapeutic drug candidates: (i) a patented ionic cocrystal technology delivering a therapeutic combination of lithium, proline and salicylate, known as AL001, through two royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”); and (ii) a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s, known as ALZN002, through a royalty-bearing exclusive worldwide license from the same Licensor.

The Company is devoting substantially all its efforts towards research and development of its two product candidates and raising capital. The Company has not generated any product revenue to date. The Company has financed its operations to date primarily through debt financings and through the sale of its common stock, par value $0.0001 per share. The Company expects to continue to incur net losses in the foreseeable future.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of April 30, 2023, the Company had cash of $5.1 million and an accumulated deficit of $44.1 million. For the year ended April 30, 2023, the Company had net loss of $14.9 million and cash used in operating activities of $8.9 million. The Company had cash for the year ended April 30, 2022, totaling $14.1 million and accumulated deficit of $29.2 million. In the past, the Company has financed its operations principally through issuances of promissory notes and equity securities.

In March of 2021, the Company entered into a securities purchase agreement (the “SPA”) with Ault Lending, LLC, formerly Digital Power Lending, LLC (“AL”) and a wholly owned subsidiary of Ault Alliance, Inc. (“AULT”), a related party, pursuant to which the Company sold an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches between March 2021 and April 2022. In addition, the Company issued AL warrants to purchase an aggregate of 3,333,333 shares of common stock at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million on April 26, 2022, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

The Company believes its current cash on hand is not sufficient to fund its planned operations through one year after the date the financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these audited financial statements are issued.

The Company’s inability to continue as a going concern could have a negative impact on the company, including our ability to obtain needed financing. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should it be unable to continue as a going concern.

In order to continue as a going concern, the Company will need to raise additional funds. The Company plans to seek additional funding through public equity, private equity and debt financings. Additional funds may also be received from the exercise of warrants (Note 8) and the receipt of funds from the note receivable (Note 4). The terms of any additional financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs and planned clinical trials which could adversely affect the Company’s business operations.

3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s critical accounting policies that involve significant judgment and estimates include research and development, stock-based compensation, warrant valuation, and valuation of deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of April 30, 2023 and 2022, the Company had no cash equivalents.

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

Income Taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or a liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of April 30, 2023, the Company had fully reserved the net deferred income tax assets by taking a full valuation allowance against these assets.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of April 30, 2023, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The Company recognizes stock-based compensation expense for restricted stock on a straight-line basis over the requisite service period and accounts for forfeitures as they occur. The Company’s stock-based compensation for restricted stock is based upon the estimated fair value of the Company’s common stock on the date of grant.

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally requires significant judgment. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and the Company uses significantly different assumptions or estimates, the Company’s stock-based compensation could be materially different.

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement.

During the year ended April 30, 2023, based on the terms of the Company’s warrant agreements, the Company accounted for the warrants as equity instruments as the warrants were indexed to the common stock, required settlement in shares and would be classified as equity under ASC 815.

Loss per Common Share

The Company utilizes FASB ASC Topic No. 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the additional common shares had been issued and if such common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if options, restricted stock units and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, restricted stock units and warrants are anti-dilutive in the periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options and warrants that have been excluded from the computation of loss per common share:

	For the Year Ended April 30,
	2023	2022
Stock options (1)	18,158,329	18,600,000
Restricted stock units	50,000	75,000
Warrants	10,149,788	10,149,788
	28,358,117	28,824,788

(1)	The Company has excluded 1,500,000 and 2,000,000 stock options for the years ended April 30, 2023 and 2022, respectively, with an exercise price of $0.0004, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14.

4. NOTE RECEIVABLE, RELATED PARTY, NET

On April 30, 2019, the Company and Ault Life Science Fund, LLC (“ALSF”), a related party, entered into a securities purchase agreement for the purchase of 10,000,000 shares of the Company’s common stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of common stock, it is recorded as an offset to additional paid-in capital. At April 30, 2023 and 2022, the outstanding balance of the note receivable was $14,883,295.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	April 30, 2023	April 30, 2022
Prepaid clinical trial fees	$352,635	$-
Prepaid insurance	92,154	155,880
Other prepaid expenses	2,800	7,176
Prepaid consulting fees	-	186,667
Total prepaid expenses and other current assets	$447,589	$349,723

During the year ended April 30, 2023, the Company prepaid $936,000 for clinical trial fees related to ALZN002. Prepaid clinical trial fees at April 30, 2023 represented the unused portion of the prepaid clinical fees. On June 16, 2022, the Company purchased directors and officers (“D&O”) insurance for 12 months in the amount of $492,000. Prepaid insurance at April 30, 2023 represented the unamortized portion of the annual insurance premium.

6. INCOME TAXES

The following is a geographical breakdown of the Company’s loss before the provision for income taxes:

	April 30, 2023	April 30, 2022
Pre-tax loss:
Federal	$(14,878,167)	$(12,362,059)
Foreign	-	-
Total pre-tax loss	$(14,878,167)	$(12,362,059)

Significant components of the Company’s deferred tax assets were as follows:

	April 30, 2023	April 30, 2022
Deferred income tax asset:
Accruals	$241,500	$-
Capitalized research expenditures	1,426,779	-
Net operating loss carryover	6,885,428	8,376,539
Stock compensation	2,276,109	1,722,003
Total deferred tax asset	10,829,816	10,098,542
Fixed assets	(16,767)	(21,611)
Valuation allowance	(10,813,049)	(10,076,931)
Deferred income tax asset, net of allowance	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended April 30, 2023 and 2022, is as follows:

	2023	2022
Tax benefit at U.S. Federal statutory tax rate	21.0%	21.0%
State income tax, net of federal benefit	-18.3%	12.3%
Increase (decrease) in tax rate resulting from:
Change in valuation allowance	-4.8%	-46.3%
Stock compensation	0.3%	13.0%
Other	2.0%	-0.0%
Effective tax rate	0.0%	0.0%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not the Company’s deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making such assessments. Given historical generation of and expected future taxable losses, the Company determined it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, a full valuation allowance was maintained, as of the years ended April 30, 2023 and 2022, of $10,813,049 and $10,076,931, respectively.

At April 30, 2023, the Company maintained U.S. Federal and state net operating loss (“NOL”) carryovers of approximately $32,787,753 and $11,419,279 respectively. Federal and state NOLs begin to expire in various years depending on relevant jurisdiction. In accordance with Internal Revenue Code §382 (“IRC §382”), the future deductibility of the Company’s NOL’s may be subject to an annual limitation in the event of a change in control as defined by applicable regulations. The Company has yet to complete a formal study to confirm NOL’s are not limited in utilization per IRC §382 and may reduce applicable deferred tax assets upon completion of such a study, in future periods.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company had no uncertain tax positions as of April 30, 2023.

The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of April 30, 2023, no interest or penalties have been recorded pertaining to uncertain tax positions.

The Company is subject to taxation in the United States and various U.S. state jurisdictions. All tax years remain open to examination by the Internal Revenue Service and relevant state authorities.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA 2021”), which included a number of provisions including, but not limited to, the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid with Paycheck Protection Program loan funds that are forgiven, was signed into law. Accordingly, the effects of the CAA 2021 have been incorporated into the income tax provision for the year ended April 30, 2023. These provisions did not have a material impact on the income tax provision.

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

A summary of stock option activity for the year ended April 30, 2023, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2022	8,800,000	15,700,000	$1.2154	6.10	$2,219,700
Options granted	(2,000,000)	2,000,000	$1.1700	9.58
Options exercised	-	(500,000)	$0.0004
Options cancelled/forfeited	2,391,671	(2,391,671)	$1.3415
Balance at April 30, 2023	9,191,671	14,808,329	$1.2154	6.18	$819,900
Options vested and expected to vest at April 30, 2023		13,808,329	$1.2187	5.93	$819,900
Options exercisable at April 30, 2023		13,036,969	$1.1784	5.82	$995,400

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Stock Options Granted to Employees and Consultants

The estimated fair value of stock options granted to employees and consultants during the years ended April 30, 2023 and 2022 were calculated using the Black-Scholes option-pricing model using the following assumptions:

	For the Year Ended April 30,
	2023	2022
Expected term (in years)	6.25	6.25
Volatility	88.94%	88.94%
Risk-free interest rate	3.89%	2.20%
Dividend yield	0.0%	0.0%

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

For the year ended April 20, 2023, stock-based compensation related to restricted stock grants and stock options were $63,000 and $3.5 million, respectively, for employees and directors.

Performance Contingent Stock Options Granted to Employee

On November 26, 2019, the Board granted 4,250,000 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $1.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its common stock, or (ii) stepped target prices for a change in control transaction. The target prices ranged from $10 per share to $40 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%.

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $10 per share to $20 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of April 30, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 2,000,000 performance-based stock option to the Chief Executive Officer at an exercise price of $1.17 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. As of April 30, 2023, the Company believes that it is probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 will be achieved and has recognized the related stock-based compensation. As of April 30, 2023, the Company believes that the achievement of the second performance condition is not probable and, as a result, no compensation cost has been recognized related to Phase II of ALZN002.

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

On January 19, 2023, the Board modified the performance criteria for these awards. The remaining 50% of the grant will now vest upon the completion and announcement of topline data of the first cohort from a Phase I/IIA clinical trial of ALZN002 on/or before March 31, 2024. Due to the significant risks and uncertainties associated with achieving the completion of Phase I for ALZN002, as of April 30, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002.

Performance Contingent Stock Options Granted to Consultants

On October 14, 2021, the Company issued performance-based stock options to two consultants to purchase an aggregate of 200,000 shares of common stock with an exercise price of $2.42 per share, of which 50,000 vest upon completion of each of the Phase II clinical trials of AL001 for a BD indication, AL001 for a PTSD indication, AL001 for a depression indication and ALZN002 for an Alzheimer’s indication.

On January 19, 2023, the Board modified the performance criteria for these awards. The revised grant will vest 25% if the Company (a) completes and announces topline data from a Phase II clinical trial of AL001 and ALZN002, as applicable, that would support a new drug application for the drug candidate and the indication listed below, and (b) obtained a “Study May Proceed” letter from the U.S. Food and Drug Administration (“FDA”) for the additional Investigational New Drug (“IND”) on/or before December 31, 2023, as follows: (i) AL001 – bipolar disorder; (ii) AL001- major depressive disorder; (iii) AL001 – post-traumatic stress disorder; and (iv) ALZN002 – Alzheimer’s disease.

As of April 30, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 and ALZN002.

 Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for the years ended April 30, 2023 and 2022, were comprised as follows:

	For the Year Ended April 30,
	2023	2022
Research and development	$(42,589)	$423,167
General and administrative	3,625,214	3,985,402
Total	$3,582,625	$4,408,569

As of April 30, 2023, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $1.2 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.6 years.

8. WARRANTS

Warrant Issuances During 2022

During the year ended April 30, 2022, the Company issued warrants to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $3.00 per share and 61,250 shares of common stock at an exercise price of $6.25 per share.

(i)	On June 17, 2021, the Company issued a warrant to purchase an aggregate of 61,250 shares of common stock at an exercise price equal to $6.25 per share of common stock in connection with the IPO. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

(ii)	On July 28, 2021, the Company received from the FDA a “Study May Proceed” letter for a Phase I study under the Company’s IND application for AL001. Based on the achievement of this milestone, the Company sold an additional 1,333,333 shares of common stock to AL for $2 million, or $1.50 per share, and issued to AL warrants to acquire 666,667 shares of common stock with an exercise price of $3.00 per share (see Note 9). Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

(iii)	On March 28, 2022, the Company received the full data set from the Phase I clinical trial for AL001. Based on the achievement of this milestone, on April 28, 2022, under the SPA, the Company sold an additional 2,666,667 shares of its common stock to AL for $4 million, or $1.50 per share, and issued to AL warrants to acquire 1,333,333 shares of its common stock with an exercise price of $3.00 per share. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

The following table summarizes information about common stock warrants outstanding at April 30, 2023

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	0.8	$1.00	500,000	$1.00
$1.75	161,342	1.5	$1.75	161,342	$1.75
$3.00	9,427,196	1.9	$3.00	9,427,196	$3.00
$6.25	61,250	3.1	$6.25	61,250	$6.25
$1.00 - $6.25	10,149,788	1.9	$2.90	10,149,788	$2.90

The estimated fair value of warrants granted during the years ended April 30, 2022, were calculated using the Black-Scholes option-pricing model using the following assumptions:

For the year ended
April 30, 2022
Expected term (in years)	5.00
Volatility	88.94%
Risk-free interest rate	2.92%
Dividend yield	0.0%

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

9. OTHER RELATED PARTY TRANSACTIONS

In March of 2021, the Company entered into the SPA with AL pursuant to which the Company sold an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches between March 2021 and April 2022. In addition, the Company issued AL warrants to purchase an aggregate of 3,333,333 shares of common stock at an exercise price of $3.00 per share. Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million on April 26, 2022, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

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

On June 15, 2021, AL, a related party, purchased 2,000,000 of the Company’s IPO shares at the public offering price of $5.00 per share.

In November 2022, the Company entered into a marketing and brand development agreement with AULT, effective August 1, 2022, whereby AULT will provide various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of its common stock with a value of $1.50 per share. On November 11, 2022, the Company elected to pay the fee with 933,334 shares of its common stock. The Company recorded the value of the agreement using the closing price of the Company’s common stock on November 11, 2022, and will amortize the expense over twelve months beginning in August 2022. At April 30, 2023, the balance of related party prepaid expenses was $247,000.

10. COMMITMENTS AND CONTINGENCIES

Contractual Obligations

On July 2, 2018, the Company entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, the Company entered into the First Amendments to the AL001 Licenses, on March 30, 2021, the Company entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, the Company entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”).

The AL001 License Agreements require that the Company pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. The Company has already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of the Company’s common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

On May 1, 2016, the Company entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use”, filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, the Company entered into the First Amendment to the ALZN002 License, on May 7, 2018, the Company entered into the Second Amendment to the ALZN002 License, on January 31, 2019, the Company entered into the Third Amendment to the ALZN002 License, on January 24, 2020, the Company entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, the Company entered into the Fifth Amendment to the ALZN002 License and on April 17, 2023, the Company entered into the Sixth Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”).

The ALZN002 License Agreement requires the Company to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. The Company has already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 3,601,809 shares of the Company’s common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

On November 19, 2019, the Company entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, the Company entered into the First Amendments to the November AL001 License and on April 17, 2023, the Company entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”).

The November AL001 License Agreements require the Company to pay royalty payments of 3% on net sales of products developed from the licensed technology for AL001 in those fields. The Company paid an initial license fee of $20,000 for the additional indications. Minimum royalties for November AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the November AL001 License Agreements.

These license agreements have an indefinite term that continue until the later of the date no licensed patent under the applicable agreement remains a pending application or enforceable patent, the end date of any period of market exclusivity granted by a governmental regulatory body, or the date on which the Company’s obligations to pay royalties expire under the applicable license agreement. Under the various license agreements, if the Company fails to meet a milestone by its specified date, Licensor may terminate the license agreement. The Licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by the Company while the Licensor remains the owner of any equity securities of the Company.

Additionally, the Company is required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon Completion of first clinical trial

$1,250,000		24 months from completion of first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval
*	Milestone met and completed

 ALZN002 License:

Payment		Due Date	Event
$50,000	*	Completed January 2022	Upon IND application filing

$50,000		September 2023	Upon first dosing of patient in first Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA BLA approval
*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	36 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

11. EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of preferred stock $0.0001 par value. The Board has designated 1,360,000 shares as the Series A Convertible Preferred Stock none of which was issued or outstanding as of April 30, 2023. The rights, preferences, privileges and restrictions on the remaining authorized 8,640,000 shares of preferred stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

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

In March 2021, the Company entered into the SPA with AL pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of common stock for an aggregate of $10 million, or $1.50 per share, which sales were made in tranches. On March 9, 2021, AL paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by AULT, for an aggregate of 2,666,667 shares of common stock. Under the terms of the SPA, AL (i) purchased an additional 1,333,333 shares of common stock upon approval by the FDA of the Company’s IND for its Phase IA clinical trials for AL001 for a purchase price of $2 million; and (ii) purchased 2,666,667 shares of Common Stock upon the completion of these Phase IA clinical trials for AL001 for a purchase price of $4 million. In addition, the Company issued AL warrants to purchase an aggregate of 3,333,333 shares of common stock at an exercise price of $3.00 per share.

Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, AL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Annual Report.

On June 17, 2021, the Company sold an aggregate of 2,875,000 shares of common stock, including 375,000 shares pursuant to the underwriter’s exercise of its option to purchase additional shares, each at an offering price of $5.00 per share, for aggregate gross proceeds of approximately $14.4 million. The proceeds from the offering to the Company, net of underwriting discounts and commissions and offering expenses, were $12.9 million. AL also purchased 2,000,000 shares of common stock for $10.0 million in the initial public offering at $5.00 per share, the same price and on the same terms as other investors in the initial public offering, except that a reduced underwriting discount was paid to the underwriters for the sale of common stock to AL.

In November 2022, the Company entered into a marketing and brand development agreement with AULT, effective August 1, 2022, whereby AULT will provide various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of its common stock with a value of $1.50 per share. On November 11, 2022, the Company elected to pay the fee with 933,334 shares of its common stock. The Company recorded the value of the agreement using the closing price of the Company’s common stock on November 11, 2022, and is amortizing the expense over twelve months beginning in August 2022. At April 30, 2023, the balance of related party prepaid expenses was $247,000.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no such events that warrant disclosure or recognition in the financial statements presented herein.

