Form 10-Q
period 2023-07-31
Alzamend Neuro, Inc.
filed 2023-09-13
CIK 1677077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-40483

ALZAMEND NEURO, INC.

(Exact name of registrant as specified in its charter)

Delaware	81-1822909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3480 Peachtree Road NE, Second Floor Suite 103, Atlanta, GA	30326	(844) 722-6303
(Address of principal executive offices)	(Zip Code)	(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ALZN	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 12, 2023 there were 96,940,124 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	July 31, 2023	April 30, 2023
ASSETS

CURRENT ASSETS

Cash	$1,695,416	$5,140,859
Prepaid expenses and other current assets	718,188	447,589
Prepaid expenses - related party	-	247,334
TOTAL CURRENT ASSETS	2,413,604	5,835,782
Property, plant and equipment, net	214,401	79,843
TOTAL ASSETS	$2,628,005	$5,915,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,740,888	$2,870,122
TOTAL LIABILITIES, ALL CURRENT	2,740,888	2,870,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized; Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil issued and outstanding as of July 31, 2023 and April 30, 2023	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 96,940,124 issued and outstanding as of July 31, 2023 and April 30, 2023	9,694	9,694
Additional paid-in capital	62,361,146	61,991,766
Note receivable for common stock – related party	(14,883,295)	(14,883,295)
Accumulated deficit	(47,600,428)	(44,072,662)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(112,883)	3,045,503
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,628,005	$5,915,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2023	2022
OPERATING EXPENSES
Research and development	$2,366,137	$1,375,953
General and administrative	1,159,794	1,659,589
Total operating expenses	3,525,931	3,035,542
Loss from operations	(3,525,931)	(3,035,542)

OTHER EXPENSE, NET
Interest expense	(1,835)	(1,532)
Total other expense, net	(1,835)	(1,532)
NET LOSS	$(3,527,766)	$(3,037,074)

Basic and diluted net loss per common share	$(0.04)	$(0.03)

Basic and diluted weighted average common shares outstanding	98,440,124	97,481,790

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

For the Three Months Ended July 31, 2023

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2023	-	$-	96,940,124	$9,694	$61,991,766	$(14,883,295)	$(44,072,662)	$3,045,503

Stock-based compensation	-	-	-	-	369,380	-	-	369,380

Net loss	-	-	-	-	-	-	(3,527,766)	(3,527,766)

BALANCES, July 31, 2023	-	$-	96,940,124	$9,694	$62,361,146	$(14,883,295)	$(47,600,428)	$(112,883)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

For the Three Months Ended July 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2022	-	$-	95,481,790	$9,548	$57,419,753	$(14,883,295)	$(29,194,495)	$13,351,511

Stock-based compensation	-	-	-	-	867,338	-	-	867,338

Net loss	-	-	-	-	-	-	(3,037,074)	(3,037,074)

BALANCES, July 31, 2022	-	$-	95,481,790	$9,548	$58,287,091	$(14,883,295)	$(32,231,569)	$11,181,775

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,527,766)	$(3,037,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,685	7,097
Stock-based compensation to employees and consultants	369,380	867,338
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(270,599)	(237,819)
Prepaid expenses - related party	247,334	-
Accounts payable and accrued liabilities	(129,234)	(136,232)
Net cash used in operating activities	(3,298,200)	(2,536,690)
Cash flows from investing activities:
Purchase of machinery	(147,243)	-
Net cash used in investing activities	(147,243)	-
Net decrease in cash	(3,445,443)	(2,536,690)
Cash at beginning of period	5,140,859	14,063,811
Cash at end of period	$1,695,416	$11,527,121

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of July 31, 2023, the Company had cash of $1.7 million, an accumulated deficit of $47.6 million and stockholders’ deficit of $113,000. For the three months ended July 31, 2023, the Company had a net loss of $3.5 million and cash used in operating activities of $3.3 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

The Company believes its current cash on hand is not sufficient to fund its planned operations through one year after the date the financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed financial statements are issued.

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

In order to continue as a going concern, the Company will need to raise additional funds. The Company plans to seek additional funding through public equity, private equity and debt financings. Additional funds may also be received from the exercise of warrants (Note 7) and the receipt of funds from the note receivable (Note 4). The terms of any additional financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs and planned clinical trials which could adversely affect the Company’s business operations.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Report on Form 10-K for the year ended April 30, 2023, filed with the SEC on July 27, 2023. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2023 has been derived from the audited balance sheet at April 30, 2023 contained in such Form 10-K.

Accounting Estimates

The preparation of financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. The Company’s significant accounting policies that involve significant judgment and estimates include stock-based compensation, warrant valuation, and valuation of deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of July 31, 2023 and April 30, 2023, the Company had no cash equivalents.

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

The fair values of warrants are determined using the Black-Scholes valuation model, a “Level 3” fair value measurement, based on the estimated fair value of Common Stock, volatility based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities, the expected life based on the remaining contractual term of the warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ contractual life.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of five years. Significant additions and improvements are capitalized, while repairs and maintenance are charged to expense as incurred.

Research and Development Expenses

Research and development costs are expensed as incurred. Research and development costs consist of scientific consulting fees, clinical trial fees and lab supplies, as well as fees paid to other entities that conduct certain research and development activities on behalf of the Company.

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

The Company recognizes stock-based compensation expense for restricted stock units on a straight-line basis over the requisite service period and account for forfeitures as they occur. The Company’s stock-based compensation for restricted stocks is based upon the estimated fair value of the Common Stock.

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

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with FASB ASC 480, Distinguishing Liabilities from Equity and FASB ASC 815, Derivatives and Hedging, depending on the specific terms of the warrant agreement.

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

Since the effects of outstanding stock options, restricted stock units and warrants are anti-dilutive in the periods presented, shares of Common Stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Three Months Ended July 31,
	2023	2022
Stock options (1)	18,158,329	18,600,000
Restricted stock units	50,000	75,000
Warrants	10,149,788	10,149,788
	28,358,117	28,824,788

(1)	The Company has excluded 1,500,000 and 2,000,000 stock options for the three months ended July 31, 2023 and 2022, respectively, with an exercise price of $0.0004, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

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

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a securities purchase agreement for the purchase of 10,000,000 shares of Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. At July 31, 2023 and April 30, 2023, the outstanding balance of the note receivable was $14,883,295. ALSF is wholly owned by Ault Life Sciences, Inc. (“ALSI”). ALSI is majority owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Horne and Nisser, directors of the Company, are also directors of Ault & Co.

5.           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are as follows:

	July 31, 2023	April 30, 2023
Prepaid clinical trial fees	$394,821	$352,635
Prepaid insurance	311,533	92,154
Other prepaid expenses	11,834	2,800
Total prepaid expenses and other current assets	$718,188	$447,589

During the three months ended July 31, 2023, the Company prepaid $313,000 for clinical trial fees related to ALZN002. During the year ended April 30, 2023, the Company prepaid $936,000 for clinical trial fees related to ALZN002. Prepaid clinical trial fees at July 31, 2023 and April 30, 2023 represented the unused portion of the prepaid clinical trial fees. On June 14, 2023, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $337,000. Prepaid insurance at July 31, 2023 represented the unamortized portion of annual insurance premium.

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

A summary of stock option activity for the three months ended July 31, 2023 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2023	9,191,671	14,808,329	$1.22	6.18	$819,900
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	-	-	$-	-
Balance at July 31, 2023	9,191,671	14,808,329	$1.22	5.93	$678,900
Options vested and expected to vest at July 31, 2023		13,808,329	$1.22	5.68	$678,900
Options exercisable at July 31, 2023		13,401,031	$1.20	5.61	$678,900

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Performance Contingent Stock Options Granted to Employee

On November 26, 2019, the Board granted 4,250,000 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $1.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of tiered target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its Common Stock, or (ii) tiered target prices for a change in control transaction. The target prices ranged from $10 per share to $40 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%.

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $10 per share to $20 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of July 31, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 2,000,000 performance-based stock option to the Chief Executive Officer at an exercise price of $1.17 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase I/IIA clinical trial of ALZN002 within four years from the grant date. As of July 31, 2023, the Company believes that it is probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 will be achieved and had recognized the related stock-based compensation during the three months ended January 31, 2023. As of July 31, 2023, the Company believes that the achievement of the second performance condition is not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to certain team members at TAMM Net, Inc. (“TAMM Net”) to purchase an aggregate of 450,000 shares of Common Stock at a per share exercise price of $1.50 per share, of which 50% vest upon the completion of Phase I of AL001 by March 31, 2022, and the remaining 50% vest upon completion of Phase I/IIA of ALZN002 by December 31, 2022.

On January 19, 2023, the Board modified the performance criteria for these awards. The remaining 50% of the grant will now vest upon the completion and announcement of topline data of the first cohort from a Phase I/IIA clinical trial of ALZN002 on/or before March 31, 2024. Due to the significant risks and uncertainties associated with achieving the completion of Phase I/IIA for ALZN002, as of July 31, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002.

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

As of July 31, 2023, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 and ALZN002.

 Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for three months ended July 31, 2023 and 2022, that were comprised as follows:

	For the Three Months Ended July 31,
	2023	2022
General and administrative	$369,380	$867,338

As of July 31, 2023, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $1.0 million. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.3 years.

7.	WARRANTS

The following table summarizes information about Common Stock warrants outstanding and exercisable at July 31, 2023:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.00	500,000	0.6	$1.00	500,000	$1.00
$1.75	161,342	1.3	$1.75	161,342	$1.75
$3.00	9,427,196	1.7	$3.00	9,427,196	$3.00
$6.25	61,250	2.9	$6.25	61,250	$6.25
$1.00 - $6.25	10,149,788	1.6	$2.90	10,149,788	$2.90

8.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

On July 2, 2018, the Company entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, the Company entered into the First Amendments to the AL001 Licenses, on March 30, 2021, the Company entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, the Company entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”). The Third Amendments to the AL001 Licenses modified the timing of the payments license fees.

The AL001 License Agreements require that the Company pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. The Company has already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of the Company’s common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

On May 1, 2016, the Company entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use”, filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, the Company entered into the First Amendment to the ALZN002 License, on May 7, 2018, the Company entered into the Second Amendment to the ALZN002 License, on January 31, 2019, the Company entered into the Third Amendment to the ALZN002 License, on January 24, 2020, the Company entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, the Company entered into the Fifth Amendment to the ALZN002 License and on April 17, 2023, the Company entered into the Sixth Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”). The Sixth Amendments to the ALZN002 License modified the timing of the payments license fees.

The ALZN002 License Agreement requires the Company to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. The Company has already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 3,601,809 shares of the Company’s common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

On November 19, 2019, the Company entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, the Company entered into the First Amendments to the November AL001 License and on April 17, 2023, the Company entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”). The Second Amendments to the November AL001 License modified the timing of the payments license fees.

The November AL001 License Agreements require the Company to pay royalty payments of 3% on net sales of products developed from the licensed technology for AL001 in those fields. The Company paid an initial license fee of $20,000 for the additional indications. Minimum royalties for November AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the November AL001 License Agreements.

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

Additionally, the Company is required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon completion of first clinical trial

$1,250,000		24 months from completion of first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval

*	Milestone met and completed

 ALZN002 License:

Payment		Due Date	Event
$50,000	*	Completed January 2022	Upon IND application filing

$50,000		September 2023	Upon first dosing of patient in Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA Biologics License Application approval

*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	36 months from completion of first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

9.       EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of Preferred Stock $0.0001 par value. The Board has designated 1,360,000 shares as the Series A Convertible Preferred Stock. The rights, preferences, privileges and restrictions on the remaining authorized 8,640,000 shares of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Series A Convertible Preferred Stock

As of July 31, 2023, there were no shares of Series A Convertible Preferred Stock issued or outstanding.

Common Stock

On April 30, 2019, the Company and ALSF entered into a securities purchase agreement (the “SPA”) for the purchase of 10,000,000 shares of Common Stock for a total purchase price of $15,000,000, or $1.50 per share with 5,000,000 warrants with a 5-year life and an exercise price of $3.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. The note is secured by a pledge of the purchased shares. Pursuant to the SPA, ALSF is entitled to full ratchet anti-dilution protection, most-favored nation status, denying the Company the right to enter into a variable rate transaction absent its consent, a right to participate in any future financing the Company may consummate and to have all the shares of Common Stock to which it is entitled under the SPA registered under the Securities Act within 180 days of the final closing of the IPO. In May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares.

In March 2021, the Company entered into a securities purchase agreement with Ault Lending, LLC, formerly known as Digital Power Lending, LLC (“Ault Lending”) pursuant to which the Company agreed to sell an aggregate of 6,666,667 shares of Common Stock for an aggregate of $10 million, or $1.50 per share, which sales will be made in tranches. On March 9, 2021, Ault Lending paid $4 million, less the $1.8 million in prior advances and the surrender for cancellation of a $50,000 convertible promissory note held by BitNile, for an aggregate of 2,666,667 shares of Common Stock. Under the terms of the securities purchase agreement, Ault Lending (i) purchased an additional 1,333,333 shares of Common Stock upon approval by the FDA of the Company’s IND for its Phase IA clinical trials for AL001 for a purchase price of $2 million, and (ii) purchased 2,666,667 shares of Common Stock upon the completion of these Phase IA clinical trials for AL001 for a purchase price of $4 million. In addition, the Company issued to Ault Lending warrants to purchase 3,333,333 shares of Common Stock at an exercise price of $3.00 per share. The term of the warrants is five years.

Finally, the Company agreed that for a period of 18 months following the date of the payment of the final tranche of $4 million, on April 28, 2022, DPL will have the right to invest an additional $10 million on the same terms, except that no specific milestones have been determined with respect to the additional $10 million as of the date of this Quarterly Report.

10. OTHER RELATED PARTY TRANSACTIONS

In November 2022, the Company entered into a marketing and brand development agreement with Ault Alliance, Inc. (“AULT”), effective August 1, 2022, whereby AULT will provide various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of its common stock with a value of $1.50 per share. On November 11, 2022, the Company elected to pay the fee with 933,334 shares of its common stock. The Company recorded the value of the agreement using the closing price of the Company’s common stock on November 11, 2022, and will amortize the expense over twelve months beginning in August 2022. At July 31, 2023, the balance of related party prepaid expenses was zero.

11.	SUBSEQUENT EVENTS

On September 8, 2023, the Company entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Ascendiant Capital Markets, LLC, as sales agent to sell shares of its Common stock, having an aggregate offering price of up to approximately $9.8 million (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). On September 8, 2023, the Company filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $9.8 million in shares of common stock in the ATM Offering.

The offer and sale of the Shares will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on July 27, 2023.

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

On May 5, 2022, we initiated a multiple-dose, steady-state, double-blind, ascending dose safety, tolerability, pharmacokinetic clinical trial of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects. We completed the Phase IIA clinical trial patient dosing in March 2023 and announced positive topline data in June 2023.

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

Lithium is a commonly prescribed drug for manic episodes in BD type 1 as well as maintenance therapy of BD in patients with a history of manic episodes. Lithium is also prescribed off-label for MDD, BD and treatment of PTSD, among other disorders. Lithium was the first mood stabilizer approved by the U.S. Food and Drug Administration (“FDA”) and is still a first-line treatment option (considered the “gold standard”) but is underutilized perhaps because of the need for TDM. Lithium was the first drug that required TDM by regulatory authorities in product labelling because the effective and safe range of therapeutic drug blood concentrations is narrow and well defined for treatment of BD when using lithium salts. Excursions above this range can be toxic, and below can impair effectiveness.

Based on the results from our Phase IIA MAD study, we plan to initiate two safety and efficacy clinical trials in subjects with mild to moderate dementia of the Alzheimer’s type. Additionally, we intend to investigate the potential of AL001 for patients suffering from BD, MDD and PTSD by submitting Investigational New Drug (“IND”) applications to the FDA for these indications. The IND for BD was filed in August 2023 and the INDs for MDD and PTSD are expected to be filed by the end of 2023. After FDA permission to proceed on the INDs, we intend to initiate clinical trials at this MTD to determine relative increased lithium levels in the brain compared to a marketed lithium salt for BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace a 300 mg TID lithium carbonate dose for treatment of BD with a 240 mg TID AL001 lithium equivalent, which represents a daily decrease of 20% of lithium given to a patient.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended July 31, 2023 and 2022.

	For the Three Months Ended July 31,
	2023	2022	$ Change	% Change
OPERATING EXPENSES
Research and development	$2,366,137	$1,375,953	$990,184	72%
General and administrative	1,159,794	1,659,589	(499,795)	-30%
Total operating expenses	3,525,931	3,035,542	490,389	16%
Loss from operations	(3,525,931)	(3,035,542)	(490,389)	16%

OTHER EXPENSE, NET
Interest expense	(1,835)	(1,532)	(303)	*
Total other expense, net	(1,835)	(1,532)	(303)	*

NET LOSS	$(3,527,766)	$(3,037,074)	$(490,692)	16%

Basic and diluted net loss per common share	$(0.04)	$(0.03)	$(0.01)	*

Basic and diluted weighted average common shares outstanding	98,440,124	97,481,790		*

* Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended July 31, 2023 and 2022, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended July 31, 2023 and 2022 were $2.4 million and $1.4 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees and licenses and fees.

	For the Three Months Ended July 31,
	2023	2022	$ Change	% Change
Professional fees	$1,069,589	$1,193,172	$(123,583)	-10%
Clinical trial fees	1,245,118	23,500	1,221,618	5,198%
Licenses and fees	-	3,542	(3,542)	*
Other research and development expenses	51,430	155,739	(104,309)	-67%
Total research and development expenses	$2,366,137	$1,375,953	$990,184	72%

*Not meaningful

Professional Fees

During the three months ended July 31, 2023 and 2022, we reported professional fees of $1.1 million and $1.2 million, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred related to Phase IIA clinical trial monitoring AL001 partially offset by increased professional fees related to IND preparation for the additional indications for AL001.

Clinical Trial Fees

During the three months ended July 31, 2023 and 2022, we incurred clinical trial fees of $1.2 million and $24,000, respectively. Clinical trial fees for the three months ended July 31, 2023, consisted of $926,000 for our Phase IIA clinical trial for AL001 and $319,000 for our Phase IIA clinical trial for ALZN002. Clinical trial fees for the three months ended July 31, 2022 were for our Phase I clinical trial for AL001.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Other Research and Development Expenses

During the three months ended July 31, 2023 and 2022, we incurred other fees of $51,000 and $156,000, respectively, which were principally comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2023 and 2022 were $1.2 million and $1.7 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; marketing fees; professional fees; insurance; as well as salaries and benefits. For the three months ended July 31, 2023 and 2022, the remaining general and administrative expenses of $121,000 and $128,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment, board of director fees and other office expenses, none of which is significant individually.

	For the Three Months Ended July 31,
	2023	2022	$ Change	% Change
Stock-based compensation expense	$369,380	$867,338	$(497,958)	-57%
Professional fees	151,180	243,400	(92,220)	-38%
Insurance	117,696	196,427	(78,731)	-40%
Salary and benefits	153,324	223,777	(70,453)	-31%
Travel and entertainment	29,668	56,277	(26,609)	-47%
Marketing fees	247,334	600	246,734	41,122%
Board of director fees	37,500	37,500	-	0%
Other general and administrative expenses	53,712	34,270	19,442	57%
Total general and administrative expenses	$1,159,794	$1,659,589	$(499,795)	-30%

Stock-Based Compensation Expense

During the three months ended July 31, 2023 and 2022, we incurred general and administrative stock-based compensation expense of $369,000 and $867,000, respectively, related to stock option grants to executives, employees and consultants. All option grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. We valued the options at their date of grant utilizing the Black-Scholes option pricing model. We valued the shares issued for services at their intrinsic value on the date of issuance. Stock-based compensation is a non-cash expense because we settle these obligations by issuing shares of our common stock from authorized shares instead of settling such obligations with cash payments.

Professional Fees

During the three months ended July 31, 2023 and 2022, we reported professional fees of $151,000 and $243,000, respectively, which were principally comprised of the following items:

Three Months Ended July 31, 2023

•	During the three months ended July 31, 2023, we incurred $78,000 in audit fees, $16,000 in tax preparation fees, $13,000 in related party consulting, $6,000 in Sarbanes-Oxley compliance fees and $3,000 in miscellaneous fees.

Three Months Ended July 31, 2022

•	During the three months ended July 31, 2022, we recorded an expense of $70,000 in connection with the five-year consulting agreement with Spartan Capital.

•	During the three months ended July 31, 2022, we incurred $80,000 in audit fees, $23,000 in Sarbanes-Oxley compliance fees, $24,000 in tax preparation fees and $13,000 in related party consulting.

Insurance Expense

During the three months ended July 31, 2023 and 2022, we incurred insurance expense of $118,000 and $196,000, respectively, which was primarily directors’ and officers’ insurance.

Salaries and Benefits

During the three months ended July 31, 2023 and 2022, we incurred $153,000 and $224,000, respectively, in employee-related expenses. As of July 31, 2023, we had four full-time and three part-time employees.

 Marketing Fees

During the three months ended July 31, 2023 and 2022, we incurred marketing fees of $247,000 and $1,000, respectively, which was primarily expenses related to the marketing and brand development agreement with Ault Alliance, Inc., a related party.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we are able to generate revenues from operations. We believe our current cash on hand is insufficient to fund our planned operations through one year after the date the financial statements are issued. These factors create substantial doubt about our ability to continue as a going concern for at least one year after the date that our financial statements are issued.

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of July 31, 2023, we had cash of $1.7 million, an accumulated deficit of $47.6 million and stockholders’ deficit of $113,000. We have incurred recurring losses and reported losses for the three months ended July 31, 2023 totaling $3.5 million. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

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

On September 8, 2023, we entered into a Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell Shares from time to time, through an ATM Offering as defined in Rule 415 under the Securities Act. On September 8, 2023, we filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $9.8 million in shares of common stock in the ATM Offering.

The offer and sale of the Shares will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

Cash Flows

The following table summarizes our cash flows for the three months ended July 31, 2023 and 2022:

	For the Three Months Ended July 31,
	2023	2022
Net cash used in:
Operating activities	$(3,298,200)	$(2,536,690)
Investing activities	(147,243)	-
Net decrease in cash	$(3,445,443)	$(2,536,690)

Operating Activities

During the three months ended July 31, 2023, net cash used in operating activities was $3.3 million. This consisted primarily of a net loss of $3.5 million and a decrease in our net operating assets and liabilities of $152,000, partially offset by non-cash charges of $382,000. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in our net operating assets and liabilities was due to a decrease in accounts payable and accrued liabilities, an increase in prepaid expenses and other current assets and a decrease in prepaid expenses - related party.

Investing Activities

During the three months ended July 31, 2023, net cash used in investing activities was $147,000 from the purchase of machinery and equipment. We purchased equipment, which draws blood from patients and separates the monocytes from their blood, to be used in the ALZN002 clinical trials.

Financing Activities

There were no financing activities for the three months ended July 31, 2023 or 2022.

Contractual Obligations

On July 2, 2018, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, we entered into the First Amendments to the AL001 Licenses, on March 30, 2021, we entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, we entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”). The Third Amendments to the AL001 Licenses modified the timing of the payments license fees.

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 2,227,923 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

On May 1, 2016, we entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use”, filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, we entered into the First Amendment to the ALZN002 License, on May 7, 2018, we entered into the Second Amendment to the ALZN002 License, on January 31, 2019, we entered into the Third Amendment to the ALZN002 License, on January 24, 2020, we entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, we entered into the Fifth Amendment to the ALZN002 License and on April 17, 2023, we entered into the Sixth Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”). The Sixth Amendments to the ALZN002 License modified the timing of the payments license fees.

The ALZN002 License Agreement requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. We have already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 3,601,809 shares of our common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

On November 19, 2019, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, we entered into the First Amendments to the November AL001 License and on April 17, 2023, we entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”). The Second Amendments to the November AL001 License modified the timing of the payments license fees.

The November AL001 License Agreements require us to pay royalty payments of 3% on net sales of products developed from the licensed technology for AL001 in those fields. We paid an initial license fee of $20,000 for the additional indications. Minimum royalties for November AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the November AL001 License Agreements.

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

Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon completion of first clinical trial

$1,250,000		24 months from completion of the first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA NDA approval

* Milestone met and completed

ALZN002 License:

Payment		Due Date	Event
$50,000	*	Completed January 2022	Upon IND application filing

$50,000		September 2023	Upon first dosing of patient in Phase I clinical trial

$500,000		24 months from completion of first Phase I clinical trial	Upon completion of first Phase II clinical trial

$1,000,000		12 months from completion of first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$10,000,000		7 years from the effective date of the agreement	Upon FDA Biologics License Application approval

* Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	36 months from completion of first Phase II clinical trial	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Standards

None.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2023, the end of its most recent fiscal year.

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

Changes in Internal Control

Except as detailed above, during the quarter ended July 31, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our 2023 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our Common Stock could decline. These risk factors do not identify all risks that we face - our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2023 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Amended and Restated Bylaws.
3.3	Certificate of Designation of Alzamend Neuro, Inc. Series A Convertible Preferred Stock, dated May 30, 2016 (incorporated by reference to Exhibit 2.3 of Form 1-A/A filed with the SEC on February 4, 2020).
10.1	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated June 8, 2023 (incorporated by reference to Exhibit 10.16 of the Annual Report on Form 10-K filed with the SEC on July 27, 2023).
10.2	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated June 8, 2023 (incorporated by reference to Exhibit 10.17 of the Annual Report on Form 10-K filed with the SEC on July 27, 2023).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: September 13, 2023	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: September 13, 2023	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

