Form 10-Q
period 2023-10-31
Alzamend Neuro, Inc.
filed 2023-12-15
CIK 1677077

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 14, 2023 there were 7,120,703 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	October 31, 2023	April 30, 2023
ASSETS

CURRENT ASSETS

Cash	$200,079	$5,140,859
Prepaid expenses and other current assets	581,802	447,589
Prepaid expenses - related party	-	247,334
TOTAL CURRENT ASSETS	781,881	5,835,782
Property, plant and equipment, net	201,716	79,843
TOTAL ASSETS	$983,597	$5,915,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$3,666,090	$2,870,122
TOTAL LIABILITIES, ALL CURRENT	3,666,090	2,870,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY

Convertible Preferred stock, $0.0001 par value: 10,000,000 shares authorized; Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil 0 issued and outstanding as of October 31, 2023 and April 30, 2023	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 6,469,657 and 6,462,675 issued and outstanding as of October 31, 2023 and April 30, 2023, respectively	647	646
Additional paid-in capital	62,699,614	62,000,814
Note receivable for common stock – related party	(14,876,293)	(14,883,295)
Accumulated deficit	(50,506,461)	(44,072,662)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,682,493)	3,045,503
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$983,597	$5,915,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2023	2022	2023	2022
OPERATING EXPENSES
Research and development	$1,996,783	$1,532,985	$4,362,920	$2,908,940
General and administrative	904,939	1,573,418	2,064,732	3,233,005
Total operating expenses	2,901,722	3,106,403	6,427,652	6,141,945
Loss from operations	(2,901,722)	(3,106,403)	(6,427,652)	(6,141,945)

OTHER EXPENSE, NET
Interest expense	(4,311)	(3,588)	(6,147)	(5,120)
Total other expense, net	(4,311)	(3,588)	(6,147)	(5,120)
NET LOSS	$(2,906,033)	$(3,109,991)	$(6,433,799)	$(6,147,065)

Basic and diluted net loss per common share	$(0.44)	$(0.48)	$(0.98)	$(0.95)

Basic and diluted weighted average common shares outstanding	6,563,784	6,499,230	6,563,230	6,499,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended October 31, 2023

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, July 31, 2023	-	$-	6,462,675	$646	$62,370,194	$(14,883,295)	$(47,600,428)	$(112,883)

Issuance of common stock for cash, net of issuance costs	-	-	6,149	1	18,086	-	-	18,087

Issuance of common stock for restricted stock awards	-	-	833	-	-	-	-	-

Subscription receivable payment received	-	-	-	-	(7,002)	7,002	-	-

Stock-based compensation to employees and consultants	-	-	-	-	318,336	-	-	318,336

Net loss	-	-	-	-	-	-	(2,906,033)	(2,906,033)

BALANCES, October 31, 2023	-	$-	6,469,657	$647	$62,699,614	$(14,876,293)	$(50,506,461)	$(2,682,493)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

For the Three Months Ended October 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, July 31, 2022	-	$-	6,365,453	$637	$58,296,002	$(14,883,295)	$(32,231,569)	$11,181,775

Issuance of common stock for restricted stock awards	-	-	833	1	(1)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	715,639	-	-	715,639

Net loss	-	-	-	-	-	-	(3,109,991)	(3,109,991)

BALANCES, October 31, 2022	-	$-	6,366,286	$638	$59,011,640	$(14,883,295)	$(35,341,560)	$8,787,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

For the Six Months Ended October 31, 2023

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2023	-	$-	6,462,675	$646	$62,000,814	$(14,883,295)	$(44,072,662)	$3,045,503

Issuance of common stock for cash, net of issuance costs	-	-	6,149	1	18,086	-	-	18,087

Issuance of common stock for restricted stock awards	-	-	833	-	-	-	-	-

Subscription receivable payment received	-	-	-	-	(7,002)	7,002	-	-

Stock-based compensation to employees and consultants	-	-	-	-	687,716	-	-	687,716

Net loss	-	-	-	-	-	-	(6,433,799)	(6,433,799)

BALANCES, October 31, 2023	-	$-	6,469,657	$647	$62,699,614	$(14,876,293)	$(50,506,461)	$(2,682,493)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Six Months Ended October 31, 2022

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2022	-	$-	6,365,453	$637	$57,428,664	$(14,883,295)	$(29,194,495)	$13,351,511

Issuance of common stock for restricted stock awards	-	-	833	1	(1)	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	1,582,977	-	-	1,582,977

Net loss	-	-	-	-	-	-	(6,147,065)	(6,147,065)

BALANCES, October 31, 2022	-	$-	6,366,286	$638	$59,011,640	$(14,883,295)	$(35,341,560)	$8,787,423

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended October 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(6,433,799)	$(6,147,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,370	12,420
Stock-based compensation to employees and consultants	687,716	1,582,977
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(134,213)	(59,851)
Prepaid expenses - related party	247,334	245,251
Accounts payable and accrued liabilities	795,968	(514,731)
Net cash used in operating activities	(4,811,624)	(4,880,999)
Cash flows from investing activities:
Purchase of equipment	(147,243)	-
Net cash used in investing activities	(147,243)	-
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	18,087	-
Net cash provided by financing activities	18,087	-
Net decrease in cash	(4,940,780)	(4,880,999)
Cash at beginning of period	5,140,859	14,063,811
Cash at end of period	$200,079	$9,182,812

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Reverse Stock Split

On October 27, 2023, pursuant to the authorization provided by the Company’s stockholders at a special meeting of stockholders, the Company filed an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of one-for-fifteen (the “Reverse Split”). The Reverse Split did not affect the number of authorized shares of Common Stock, preferred stock or their respective par value per share. As a result of the Reverse Split, each fifteen shares of Common Stock issued and outstanding prior to the Reverse Split were converted into one share of common stock. The Reverse Split became effective in the State of Delaware on October 31, 2023. All share amounts in these condensed financial statements have been updated for all periods presented to reflect the Reverse Split.

2.	LIQUIDITY AND GOING CONCERN

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of October 31, 2023, the Company had cash of $200,000, an accumulated deficit of $50.5 million and stockholders’ deficit of $2.7 million. For the three and six months ended October 31, 2023, the Company had net losses of $2.9 million and $6.4 million, respectively. For the six months ended October 31, 2023, cash used in operating activities was $4.8 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

The Company believes its current cash on hand is not sufficient to fund its planned operations through one year after the date the condensed financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed financial statements are issued.

The Company’s inability to continue as a going concern could have a negative impact on the company, including our ability to obtain needed financing. The Company’s condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should it be unable to continue as a going concern.

In order to continue as a going concern, the Company will need to raise additional funds. The Company has raised funds subsequent to the quarter end through an “at-the-market” offering, and plans to seek additional funding through public equity, including the “at-the-market” offering, private equity and debt financings. Additional funds may also be received from the exercise of warrants (Note 7) and the receipt of funds from the note receivable (Note 4). The terms of any additional financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs and planned clinical trials which could adversely affect the Company’s business operations.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Report on Form 10-K for the year ended April 30, 2023, filed with the SEC on July 27, 2023. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the condensed financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2023 has been derived from the audited balance sheet at April 30, 2023 contained in such Form 10-K.

Accounting Estimates

The preparation of condensed financial statements, in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses during the reporting period. The Company’s significant accounting policies that involve significant judgment and estimates include stock-based compensation, warrant valuation, and valuation of deferred income taxes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of October 31, 2023 and April 30, 2023, the Company had no cash equivalents.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Six Months Ended October 31,
	2023	2022
Stock options (1)	1,210,554	1,687,209
Restricted stock units	2,500	4,167
Warrants	676,649	676,649
	1,889,703	2,368,025

(1)	The Company has excluded 100,000 and 333,333 stock options for the six months ended October 31, 2023 and 2022, respectively, with an exercise price of $0.006, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

The Company has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its condensed financial statements.

4.	NOTE RECEIVABLE FOR COMMON STOCK, RELATED PARTY

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a securities purchase agreement for the purchase of 666,666 shares of Common Stock for a total purchase price of $15,000,000, or $22.50 per share with 333,333 warrants with a 5-year life and an exercise price of $45.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares. As the note receivable from ALSF is related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. At October 31, 2023 and April 30, 2023, the outstanding balance of the note receivable was $14,876,293 and $14,883,295, respectively. ALSF is wholly owned by Ault Life Sciences, Inc. (“ALSI”). ALSI is majority owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Horne and Nisser, directors of the Company, are also directors of Ault & Co.

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	October 31, 2023	April 30, 2023
Prepaid clinical trial fees	$326,211	$352,635
Prepaid insurance	235,576	92,154
Other prepaid expenses	20,015	2,800
Total prepaid expenses and other current assets	$581,802	$447,589

Prepaid clinical trial fees at October 31, 2023 and April 30, 2023 represented the unused portion of the prepaid clinical trial fees. On June 14, 2023, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $337,000. Prepaid insurance at October 31, 2023 represented the unamortized portion of directors’ and officers’ insurance.

6.	STOCK-BASED COMPENSATION

2016 Stock Incentive Plan

On April 30, 2016, the Company’s stockholders approved the Company’s 2016 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of a maximum of 833,333 shares of Common Stock to be offered to the Company’s directors, officers, employees, and consultants. On March 1, 2019, the Company’s stockholders approved an additional 500,000 shares to be available for issuance under the Plan. Options granted under the Plan have an exercise price equal to or greater than the fair value of the underlying Common Stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

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

Stock Subject to the 2021 Plan. The maximum number of shares of Common Stock that may be issued under the 2021 Plan is 666,667 shares, which number will be increased to the extent that compensation granted under the 2021 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2021 Plan). Substitute awards (awards made or shares issued by the Company in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that the Company acquires or any subsidiary of the Company or with which the Company or any subsidiary combines) will not reduce the shares authorized for grant under the 2021 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2021 Plan.

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

A summary of stock option activity for the six months ended October 31, 2023 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2023	612,778	987,222	$18.96	6.18	$819,900
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	7,222	(7,222)	$75.00	-
Balance at October 31, 2023	620,000	980,000	$18.96	5.72	$174,500
Options vested and expected to vest at October 31, 2023		913,334	$17.83	5.47	$174,500
Options exercisable at October 31, 2023		895,679	$17.39	4.37	$174,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Restricted stock unit activity for the six months ended October 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 30, 2023	3,333	$2.50
Granted	-	-
Vested	(833)	2.50
Cancelled	-	-
Unvested at October 31, 2023	2,500	$2.50

Performance Contingent Stock Options Granted to Employee

On November 26, 2019, the Board granted 283,333 performance- and market-contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $22.50 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of tiered target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its Common Stock, or (ii) tiered target prices for a change in control transaction. The target prices ranged from $150 per share to $600 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%.

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $150 per share to $300 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of October 31, 2023, the Company believed that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 133,333 performance-based stock option to the Chief Executive Officer at an exercise price of $17.55 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase I/IIA clinical trial of ALZN002 within four years from the grant date. During the three months ended January 31, 2023, the Company believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of October 31, 2023, the Company believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to certain team members at TAMM Net, Inc. (“TAMM Net”) to purchase an aggregate of 30,000 shares of Common Stock at a per share exercise price of $22.50 per share, of which 50% would vest upon the completion of Phase I of AL001 by March 31, 2022, and the remaining 50% would vest upon completion of Phase I/IIA of ALZN002 by December 31, 2022.

The performance goal of completing Phase I of AL001 was achieved on March 22, 2022, and the Company recognized stock-based compensation related to the completion of Phase I of AL001 over the implied service period to complete this milestone.

On January 19, 2023, the Board modified the performance criteria for these awards. The remaining 50% of the grant will now vest upon the completion and announcement of topline data of the first cohort from a Phase I/IIA clinical trial of ALZN002 on/or before March 31, 2024. Due to the significant risks and uncertainties associated with achieving the completion of Phase I/IIA for ALZN002, as of October 31, 2023, the Company believed that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002.

Performance Contingent Stock Options Granted to Consultants

On October 14, 2021, the Company issued performance-based stock options to two consultants to purchase an aggregate of 13,333 shares of Common Stock with an exercise price of $36.30 per share, of which 3,333 vest upon completion of each of the Phase II clinical trials of AL001 for a BD indication, AL001 for a PTSD indication, AL001 for an MDD indication and ALZN002 for an Alzheimer’s indication.

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

During the three months ended October 31, 2023, the Company filed INDs for BD and MDD and received “Study May Proceed” letter for BD in October 2023 and MDD in November 2023. As a result, 50% of the performance grant vested and the Company recognized stock-based compensation related to the vesting and the probability of achieving the MDD criteria. As of October 31, 2023, the Company believed that the achievement of the remaining requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards related to Phase II of AL001 – post-traumatic stress disorder and ALZN002 – Alzheimer’s disease.

Stock-Based Compensation Expense

The Company’s results of operations included expenses relating to stock-based compensation for three and six months ended October 31, 2023 and 2022 comprised as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2023	2022	2023	2022
Research and development	$142,603	$-	$142,603	$-
General and administrative	175,733	715,639	545,113	1,582,977
Total stock-based compensation	$318,336	$715,639	$687,716	$1,582,977

As of October 31, 2023, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $518,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 1.7 years.

7.	WARRANTS

The following table summarizes information about Common Stock warrants outstanding and exercisable at October 31, 2023:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$15.00	33,333	0.3	$15.00	33,333	$15.00
$26.25	10,756	1.0	$26.25	10,756	$26.25
$45.00	628,477	1.4	$45.00	628,477	$45.00
$93.75	4,083	2.6	$93.75	4,083	$93.75

$15.00 - $93.75	676,649	1.4	$43.52	676,649	$43.52

8.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

On July 2, 2018, the Company entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, the Company entered into the First Amendments to the AL001 Licenses, on March 30, 2021, the Company entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, the Company entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”). The Third Amendments to the AL001 Licenses modified the timing of the payments for the license fees.

The AL001 License Agreements require that the Company pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. The Company has already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 148,528 shares of Common Stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

On May 1, 2016, the Company entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use”, filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, the Company entered into the First Amendment to the ALZN002 License, on May 7, 2018, the Company entered into the Second Amendment to the ALZN002 License, on January 31, 2019, the Company entered into the Third Amendment to the ALZN002 License, on January 24, 2020, the Company entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, the Company entered into the Fifth Amendment to the ALZN002 License, on April 17, 2023, the Company entered into the Sixth Amendment to the ALZN002 License and on December 11, 2023, the Company entered into the Seventh Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”). The Seventh Amendment to the ALZN002 License modified the timing of the payments for the license fees.

The ALZN002 License Agreement requires the Company to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. The Company has already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 240,120 shares of Common Stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

On November 19, 2019, the Company entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, the Company entered into the First Amendments to the November AL001 License and on April 17, 2023, the Company entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”). The Second Amendments to the November AL001 License modified the timing of the payments for the license fees.

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

Additionally, the Company is required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon completion of first clinical trial

$1,250,000		March 2025	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA approval

*	Milestone met and completed

ALZN002 License:

Payment		Due Date
$50,000	*	Completed January 2022

$50,000		Upon first dosing of patient in first Phase I clinical trial

$500,000		Upon completion of first Phase IIb clinical trial

$1,000,000		Upon first patient treated in a Phase III clinical trial

$10,000,000		Upon first commercial sale

*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	March 2026	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

9.	EQUITY TRANSACTIONS

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

Series A Convertible Preferred Stock

As of October 31, 2023, there were no shares of Series A Convertible Preferred Stock issued or outstanding.

Common Stock

ALSF Investment

On April 30, 2019, the Company and ALSF entered into a securities purchase agreement (the “SPA”) for the purchase of 666,667 shares of Common Stock for a total purchase price of $15,000,000, or $22.50 per share with 333,333 warrants with a 5-year life and an exercise price of $45.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. The note is secured by a pledge of the purchased shares. Pursuant to the SPA, ALSF is entitled to full ratchet anti-dilution protection, most-favored nation status, denying the Company the right to enter into a variable rate transaction absent its consent, a right to participate in any future financing the Company may consummate and to have all the shares of Common Stock to which it is entitled under the SPA registered under the Securities Act within 180 days of the final closing of the IPO. In May 2021, the term of the note receivable was extended to December 31, 2023. The note is secured by a pledge of the purchased shares.

At-the-Market Offering

On September 8, 2023, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of its Common stock, having an aggregate offering price of up to approximately $9.8 million (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). On September 8, 2023, the Company filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $9.8 million in shares of Common Stock in the ATM Offering.

The offer and sale of the Shares will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the six months ended October 31, 2023, the Company sold an aggregate of 6,149 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $19,000.

10.	OTHER RELATED PARTY TRANSACTIONS

In November 2022, the Company entered into a marketing and brand development agreement with Ault Alliance, Inc. (“AULT”), effective August 1, 2022, whereby AULT will provide various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of its common stock with a value of $22.50 per share. On November 11, 2022, the Company elected to pay the fee with 62,222 shares of its common stock. The Company recorded the value of the agreement using the closing price of the Company’s common stock on November 11, 2022, and amortizes the expense over twelve months beginning in August 2022. At October 31, 2023, the balance of related party prepaid expenses was zero.

11.	SUBSEQUENT EVENTS

During the period between November 1, 2023 through December 14, 2023, the Company sold an aggregate of 651,046 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $849,000.

On December 11, 2023, the Company entered into the Seventh Amendment to the ALZN002 License. The Seventh Amendment to the ALZN002 License modified the timing of the payments for the license fees.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section should be read in conjunction with our unaudited condensed financial statements and related notes included in Part I, Item 1 of this report. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

Based on the results from our Phase IIA MAD study, we plan to initiate two safety and efficacy clinical trials in subjects with mild to moderate dementia of the Alzheimer’s type. Additionally, we are investigating the potential of AL001 for patients suffering from BD, MDD and PTSD, and submitted Investigational New Drug (“IND”) applications to the FDA for these indications. The IND for BD was filed in August 2023 and we received a “study may proceed” letter from the FDA in September 2023. The IND for MDD was filed in October 2023 and we received a “study may proceed” letter from the FDA in November 2023. The IND for PTSD was filed in November 2023. After FDA permission to proceed on the INDs, we intend to initiate clinical trials at the MTD to determine relative increased lithium levels in the brain compared to a marketed lithium salt for BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace a 300 mg TID lithium carbonate dose for treatment of BD with a 240 mg TID AL001 lithium equivalent, which represents a daily decrease of 20% of lithium given to a patient.

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

The continuation of our current plan of operations with respect to conducting the series of human clinical trials for each of our therapeutics requires us to raise additional capital to fund our operations.

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

On September 26, 2023, we received a notice from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the previous 30 consecutive business days, the minimum Market Value of Listed Securities (“MVLS”) for our Common Stock was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have 180 calendar days, or until March 25, 2024, to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, the MVLS for our Common Stock must close at $35 million or more for a minimum of 10 consecutive business days at any time during this 180-day period. If we regain compliance with the MVLS Rule, Nasdaq will provide us with written confirmation and will close the matter. If we do not regain compliance with the rule by March 25, 2024, Nasdaq will provide notice that our Common Stock will be delisted from the Nasdaq Capital Market. In the event of such notification, the Nasdaq rules permit us an opportunity to appeal Nasdaq’s determination.

Results of Operations

Results of Operations for the Three Months Ended October 31, 2023 and 2022

The following table summarizes the results of our operations for the three months ended October 31, 2023 and 2022.

	For the Three Months Ended October 31,
	2023	2022	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,996,783	$1,532,985	$463,798	30%
General and administrative	904,939	1,573,418	(668,479)	-42%
Total operating expenses	2,901,722	3,106,403	(204,681)	-7%
Loss from operations	(2,901,722)	(3,106,403)	204,681	-7%

OTHER EXPENSE, NET
Interest expense	(4,311)	(3,588)	(723)	20%
Total other expense, net	(4,311)	(3,588)	(723)	20%

NET LOSS	$(2,906,033)	$(3,109,991)	$203,958	-7%

Basic and diluted net loss per common share	$(0.44)	$(0.48)	$0.04	*

Basic and diluted weighted average common shares outstanding	6,563,784	6,499,230

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended October 31, 2023 and 2022, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended October 31, 2023 and 2022 were $2.0 million and $1.5 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees and licenses and fees.

	For the Three Months Ended October 31,
	2023	2022	$ Change	% Change
Professional fees	$1,045,212	$915,861	$129,351	14%
Clinical trial fees	794,676	551,771	242,905	44%
Licenses and fees	-	50,000	(50,000)	-100%
Stock-based compensation	142,603	-	142,603	*
Other research and development expenses	14,292	15,353	(1,061)	-7%
Total research and development expenses	$1,996,783	$1,532,985	$463,798	30%

* Not meaningful

Professional Fees

During the three months ended October 31, 2023 and 2022, we incurred professional fees of $1.0 million and $900,000, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to higher professional fees incurred related to IND preparation for the additional indications for AL001.

Clinical Trial Fees

During the three months ended October 31, 2023 and 2022, we incurred clinical trial fees of $795,000 and $552,000, respectively. Clinical trial fees for the three months ended October 31, 2023, consisted of $455,000 for our Phase IIA clinical trial for AL001 and $340,000 for our Phase IIA clinical trial for ALZN002. Clinical trial fees for the three months ended October 31, 2022 were for our Phase I clinical trial for AL001.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Stock-Based Compensation Expense

During the three months ended October 31, 2023, we incurred research and development stock-based compensation of $143,000, related to stock option grants to consultants. The increase in research and development stock compensation expense for the three months ended October 31, 2023 was a result of the vesting of performance stock options grants.

Other Research and Development Expenses

During the three months ended October 31, 2023 and 2022, we incurred other fees of $14,000 and $15,000, respectively, which were principally comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2023 and 2022 were $905,000 and $1.6 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; marketing fees; professional fees; insurance; as well as salaries and benefits. For the three months ended October 31, 2023 and 2022, the remaining general and administrative expenses of $131,000 and $129,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment, board of director fees and other office expenses, none of which is significant individually.

	For the Three Months Ended October 31,
	2023	2022	$ Change	% Change
Stock-based compensation expense	$175,733	$715,639	$(539,906)	-75%
Professional fees	283,585	133,105	150,480	113%
Insurance	88,988	129,573	(40,585)	-31%
Salary and benefits	225,934	219,132	6,802	3%
Marketing fees	-	247,334	(247,334)	-100%
Other general and administrative expenses	130,699	128,635	2,064	2%
Total general and administrative expenses	$904,939	$1,573,418	$(668,479)	-42%

Stock-Based Compensation Expense

During the three months ended October 31, 2023 and 2022, we incurred general and administrative stock-based compensation expense of $175,733 and $716,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation for the three months ended October 31, 2023 was a result of fewer stock options vesting during the period compared to the prior year.

Professional Fees

During the three months ended October 31, 2023 and 2022, we incurred professional fees of $284,000 and $133,000, respectively, which were principally comprised of the following items:

Three Months Ended October 31, 2023

•	During the three months ended October 31, 2023, we incurred $92,000 in audit fees, $89,000 in investor relations, $67,000 in legal fees, $13,000 in tax preparation fees, $12,000 in related party consulting and $11,000 in Sarbanes-Oxley compliance fees.

Three Months Ended October 31, 2022

•	During the three months ended October 31, 2022, we recorded an expense of $70,000 in connection with the five-year consulting agreement with Spartan Capital; and

•	During the three months ended October 31, 2022, we incurred $20,000 in audit fees, $13,000 in related party consulting, $11,000 in Sarbanes-Oxley compliance fees, $7,000 in tax preparation fees and $12,000 in other professional fees.

Insurance Expense

During the three months ended October 31, 2023 and 2022, we incurred insurance expense of $89,000 and $130,000, respectively, which was primarily directors’ and officers’ insurance.

Salaries and Benefits

During the three months ended October 31, 2023 and 2022, we incurred $226,000 and $219,000, respectively, in employee-related expenses. As of October 31, 2023, we had four full-time and three part-time employees.

Marketing Fees

During the three months ended October 31, 2022, we incurred marketing fees of $247,000, which was primarily expenses related to the marketing and brand development agreement with Ault Alliance, Inc. (“AAI”), a related party.

Results of Operations for the Six Months Ended October 31, 2023 and 2022

The following table summarizes the results of our operations for the six months ended October 31, 2023 and 2022.

	For the Six Months Ended October 31,
	2023	2022	$ Change	% Change
OPERATING EXPENSES
Research and development	$4,362,920	$2,908,940	$1,453,980	50%
General and administrative	2,064,732	3,233,005	(1,168,273)	-36%
Total operating expenses	6,427,652	6,141,945	285,707	5%
Loss from operations	(6,427,652)	(6,141,945)	(285,707	5%

OTHER EXPENSE, NET
Interest expense	(6,147)	(5,120)	(1,027)	20%
Total other expense, net	(6,147)	(5,120)	(1,027)	20%

NET LOSS	$(6,433,799)	$(6,147,065)	$(286,734)	5%

Basic and diluted net loss per common share	$(0.98)	$(0.95)	$(0.03)	*

Basic and diluted weighted average common shares outstanding	6,563,230	6,499,008

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the six months ended October 31, 2023 and 2022, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the six months ended October 31, 2023 and 2022 were $4.4 million and $2.9 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees and licenses and fees.

	For the Six Months Ended October 31,
	2023	2022	$ Change	% Change
Professional fees	$2,114,802	$2,109,035	$5,768	0%
Clinical trials	2,039,794	575,271	1,464,523	255%
Licenses and fees	-	55,000	(55,000)	-100%
Stock-based compensation	142,603	-	142,603	*
Other research and development expenses	65,721	169,634	(103,914)	-61%
Total research and development expenses	$4,362,920	$2,908,940	$1,453,980	50%

* Not meaningful

Professional Fees

During each of the six months ended October 31, 2023 and 2022, we incurred professional fees of $2.1 million, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services.

Clinical Trial Fees

During the six months ended October 31, 2023 and 2022, we incurred clinical trial fees of $2.0 million and $575,000, respectively. Clinical trial fees for the six months ended October 31, 2023 consisted of $1.4 million for our Phase IIA clinical trial for AL001 and $650,000 for our Phase IIA clinical trial for ALZN002. Clinical trial fees for the six months ended October 31, 2022 were for our Phase I clinical trial for AL001.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Stock-Based Compensation Expense

During the six months ended October 31, 2023, we incurred research and development stock-based compensation of $143,000, related to stock option grants to consultants. The increase in research and development stock compensation expense for the six months ended October 31, 2023 was a result of the vesting of performance stock options grants

Other Research and Development Expenses

During the six months ended October 31, 2023 and 2022, we incurred other fees of $66,000 and $170,000, respectively, which were principally comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the six months ended October 31, 2023 and 2022 were $2.1 million and $3.2 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; marketing fees; professional fees; insurance; as well as salaries and benefits. For the six months ended October 31, 2023 and 2022, the remaining general and administrative expenses of $252,000 and $257,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment, board of director fees and other office expenses, none of which is significant individually.

	For the Six Months Ended October 31,
	2023	2022	$ Change	% Change
Stock-based compensation expense	$545,113	$1,582,978	$(1,037,865)	-66%
Professional fees	434,764	376,505	58,259	15%
Insurance	206,684	326,000	(119,316)	-37%
Salary and benefits	379,258	442,909	(63,651)	-14%
Marketing fees	247,334	247,934	(600)	0%
Other general and administrative expenses	251,579	256,679	(5,100)	-2%
Total general and administrative expenses	$2,064,732	$3,233,005	$(1,168,273)	-36%

Stock-Based Compensation Expense

During the six months ended October 31, 2023 and 2022, we incurred general and administrative stock-based compensation expense of $545,000 and $1.6 million, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation for the six months ended October 31, 2023 was a result of fewer stock options vesting during the period compared to the prior year.

Professional Fees

During the six months ended October 31, 2023 and 2022, we incurred professional fees of $435,000 and $376,000, respectively, which were principally comprised of the following items:

Six Months Ended October 31, 2023

•	During the six months ended October 31, 2023, we incurred $170,000 in audit fees, $118,000 in investor relations, $69,000 in legal fees, $29,000 in tax preparation fees, $24,000 in related party consulting, $17,000 in Sarbanes-Oxley compliance fees and $8,000 in other professional fees.

Six Months Ended October 31, 2022

•	During the six months ended October 31, 2022, we recorded an expense of $140,000 in connection with the five-year consulting agreement with Spartan Capital; and

•	During the six months ended October 31, 2022, we incurred $100,000 in audit fees, $41,000 in Sarbanes-Oxley compliance fees, $25,000 in related party consulting, $25,000 in tax preparation fees and $43,000 in other professional fees.

Insurance Expense

During the six months ended October 31, 2023 and 2022, we incurred insurance expense of $207,000 and $326,000, respectively, which was primarily directors’ and officers’ insurance.

Salaries and Benefits

During the six months ended October 31, 2023 and 2022, we incurred $379,000 and $443,000, respectively, in employee-related expenses. As of October 31, 2023, we had four full-time and three part-time employees.

Marketing Fees

During the six months ended October 31, 2023 and 2022, we incurred marketing fees of $247,000 and $248,000, respectively, which was primarily expenses related to the marketing and brand development agreement with AAI, a related party.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and operations have not provided sufficient cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we are able to generate revenues from operations. We believe our current cash on hand is insufficient to fund our planned operations through one year after the date the condensed financial statements are issued. These factors create substantial doubt about our ability to continue as a going concern for at least one year after the date that our condensed financial statements are issued.

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of October 31, 2023, we had cash of $200,000, an accumulated deficit of $50.5 million and stockholders’ deficit of $2.7 million. We have incurred recurring losses and reported losses for the three and six months ended October 31, 2023 totaling $2.9 million and $6.4 million, respectively. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

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

On September 8, 2023, we entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of our Common stock, having an aggregate offering price of up to approximately $9.8 million (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act. On September 8, 2023, we filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $9.8 million in shares of Common Stock in the ATM Offering.

During the six months ended October 31, 2023, we sold an aggregate of 6,149 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $19,000. During the period between November 1, 2023 through December 14, 2023, we sold an aggregate of 651,046 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $849,000.

Cash Flows

The following table summarizes our cash flows for the six months ended October 31, 2023 and 2022:

	For the Six Months Ended October 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(4,811,624)	$(4,880,999)
Investing activities	(147,243)	-
Financing activities	18,087	-
Net decrease in cash and cash equivalents	$(4,940,780)	$(4,880,999)

Operating Activities

During the six months ended October 31, 2023, net cash used in operating activities was $4.8 million. This consisted primarily of a net loss of $6.4 million partially offset by an increase in our net operating assets and liabilities of $909,000 and non-cash charges of $714,000. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued liabilities, an increase in prepaid expenses and other current assets and a decrease in prepaid expenses - related party.

Investing Activities

During the six months ended October 31, 2023, net cash used in investing activities was $147,000 from the purchase of machinery and equipment. We purchased equipment, which draws blood from patients and separates the monocytes from their blood, to be used in the ALZN002 clinical trial.

Financing Activities

During the six months ended October 31, 2023, net cash provided by financing activities was $18,000 from proceeds from the ATM Offering.

Contractual Obligations

On July 2, 2018, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, we entered into the First Amendments to the AL001 Licenses, on March 30, 2021, we entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, we entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”). The Third Amendments to the AL001 Licenses modified the timing of the payments for the license fees.

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 148,528 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

On May 1, 2016, we entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use”, filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, we entered into the First Amendment to the ALZN002 License, on May 7, 2018, we entered into the Second Amendment to the ALZN002 License, on January 31, 2019, we entered into the Third Amendment to the ALZN002 License, on January 24, 2020, we entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, we entered into the Fifth Amendment to the ALZN002 License, on April 17, 2023, we entered into the Sixth Amendment to the ALZN002 License and on December 11, 2023, we entered into the Seventh Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”). The Seventh Amendment to the ALZN002 License modified the timing of the payments for the license fees.

The ALZN002 License Agreement requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. We have already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 240,120 shares of our common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

On November 19, 2019, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, we entered into the First Amendments to the November AL001 License and on April 17, 2023, we entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”). The Second Amendments to the November AL001 License modified the timing of the payments for the license fees.

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

Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon completion of first clinical trial

$1,250,000		March 2025	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA NDA approval
*	Milestone met and completed

ALZN002 License:

Payment		Due Date
$50,000	*	Upon IND application - completed January 2022

$50,000		Upon first dosing of patient in first Phase I clinical trial

$500,000		Upon completion of first Phase IIb clinical trial

$1,000,000		Upon first patient treated in a Phase III clinical trial

$10,000,000		Upon fist commercial sale
*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	March 2026	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

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

Changes in Internal Control

Except as detailed above, during the quarter ended October 31, 2023, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2*	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016.
3.3*	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020.
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Certificate of Designation of Alzamend Neuro, Inc. Series A Convertible Preferred Stock, dated May 30, 2016 (incorporated by reference to Exhibit 2.3 of Form 1-A/A filed with the SEC on February 4, 2020).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
10.1	At-The-Market Issuance Sales Agreement, dated September 8, 2023, with Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on September 8, 2023).
10.2*	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC16118 with University of South Florida Research Foundation, Inc., dated December 11, 2023.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: December 15, 2023	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: December 15, 2023	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

