Form 10-Q
period 2024-01-31
Alzamend Neuro, Inc.
filed 2024-03-25
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 22, 2024 there were 6,866,846 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	January 31, 2024	April 30, 2023
ASSETS

CURRENT ASSETS

Cash	$282,867	$5,140,859
Prepaid expenses and other current assets	310,738	447,589
Prepaid expenses - related party	-	247,334
TOTAL CURRENT ASSETS	593,605	5,835,782
Property, plant and equipment, net	189,031	79,843
TOTAL ASSETS	$782,636	$5,915,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$3,826,457	$2,870,122
TOTAL CURRENT LIABILITIES	3,826,457	2,870,122

LONG-TERM LIABILITIES
Warrant liability	742,263	-
TOTAL LIABILITIES	4,568,720	2,870,122

COMMITMENTS AND CONTINGENCIES

MEZZANINE EQUITY

Series B Convertible Preferred Stock, $0.0001 stated value per share, 6,000 shares designated; 1,220 and nil issued and outstanding as of January 31, 2024 and April 30, 2023, respectively	477,737	-

STOCKHOLDERS’ (DEFICIT) EQUITY

Series A Convertible Preferred Stock, $0.0001 stated value per share, 1,360,000 shares designated; nil issued and outstanding as of January 31, 2024 and April 30, 2023	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 6,618,766 and 6,462,675 issued and outstanding as of January 31, 2024 and April 30, 2023, respectively	662	646
Additional paid-in capital	48,974,396	62,000,814
Note receivable for common stock – related party	-	(14,883,295)
Subscription receivable for preferred stock – related party	(70,000)	-
Accumulated deficit	(53,168,879)	(44,072,662)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(4,263,821)	3,045,503
TOTAL LIABILITIES MEZZANINE AND STOCKHOLDERS’ (DEFICIT) EQUITY	$782,636	$5,915,625

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2024	2023	2024	2023
OPERATING EXPENSES
Research and development	$1,908,757	$2,888,847	$6,271,677	$5,797,789
General and administrative	751,173	2,534,665	2,815,904	5,767,668
Total operating expenses	2,659,930	5,423,512	9,087,581	11,565,457
Loss from operations	(2,659,930)	(5,423,512)	(9,087,581)	(11,565,457)

OTHER EXPENSE, NET
Interest expense	(2,488)	(2,062)	(8,636)	(7,182)
Total other expense, net	(2,488)	(2,062)	(8,636)	(7,182)
NET LOSS	$(2,662,418)	$(5,425,574)	$(9,096,217)	$(11,572,639)

Basic and diluted net loss per common share	$(0.38)	$(0.83)	$(1.35)	$(1.78)

Basic and diluted weighted average common shares outstanding	7,054,319	6,555,078	6,726,926	6,517,698

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended January 31, 2024

(Unaudited)

	Series A Convertible					Additional	Note Receivable for	Subscription Receivable
	Preferred Stock			Common Stock		Paid-In	Common Stock -	for Preferred Stock -	Accumulated
	Shares	Amount		Shares	Amount	Capital	Related Party	Related Party	Deficit	Total
BALANCES, October 31, 2023	-	$-	-	6,469,657	$647	$62,699,614	$(14,876,293)	$-	$(50,506,461)	$(2,682,493)

Issuance of common stock for cash	-	-		810,277	81	964,369	-		-	964,450

Subscription receivable for issuance of preferred stock - related party	-	-		-	-	-	-	(70,000)	-	(70,000)

Return of common stock for note receivable - related party	-	-		(661,168)	(66)	(14,876,227)	14,876,293	-	-	-

Stock-based compensation to employees and consultants	-	-		-	-	186,640	-	-	-	186,640

Net loss	-	-	-	-	-	-	-	-	(2,662,418)	(2,662,418)

BALANCES, January 31, 2024	-	$-	-	6,618,766	$662	$48,974,396	$-	$(70,000)	$(53,168,879)	$(4,263,821)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended January 31, 2023

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, October 31, 2022	-	$-	6,366,286	$637	$59,011,641	$(14,883,295)	$(35,341,560)	$8,787,423

Issuance of common stock for related party payable	-	-	62,222	6	989,328	-	-	989,334

Stock-based compensation to employees and consultants	-	-	-	-	1,508,322	-	-	1,508,322

Net loss	-	-	-	-	-	-	(5,425,574)	(5,425,574)

BALANCES, January 31, 2023	-	$-	6,428,508	$643	$61,509,291	$(14,883,295)	$(40,767,134)	$5,859,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

For the Nine Months Ended January 31, 2024

(Unaudited)

	Series A Convertible				Additional	Note Receivable for	Subscription Receivable
	Preferred Stock		Common Stock		Paid-In	Common Stock -	for Preferred Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Related Party	Deficit	Total
BALANCES, April 30, 2023	-	$-	6,462,675	$646	$62,000,814	$(14,883,295)	$-	$(44,072,662)	$3,045,503

Issuance of common stock for cash	-	-	816,426	82	982,455	-	-	-	982,537

Issuance of common stock for restricted stock awards	-	-	833	-	-	-	-	-	-

Subscription receivable for issuance of preferred stock – related party	-	-	-	-	-	-	(70,000)	-	(70,000)

Subscription receivable payment received – related party	-	-	-	-	(7,002)	7,002	-	-	-

Return of common stock for note receivable – related party	-	-	(661,168)	(66)	(14,876,227)	14,876,293	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	874,356	-	-	-	874,356

Net loss	-	-	-	-	-	-	-	(9,096,217)	(9,096,217)

BALANCES, January 31, 2024	-	$-	6,618,766	$662	$48,974,396	$-	$(70,000)	$(53,168,879)	$(4,263,821)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Nine Months Ended January 31, 2023

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2022	-	$-	6,365,453	$637	$57,428,664	$(14,883,295)	$(29,194,495)	$13,351,511

Issuance of common stock for restricted stock awards	-	-	833	-	-	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	3,091,299	-	-	3,091,299

Issuance of common stock for related party payable	-	-	62,222	6	989,328	-	-	989,334

Net loss	-	-	-	-	-	-	(11,572,639)	(11,572,639)

BALANCES, January 31, 2023	-	$-	6,428,508	$643	$61,509,291	$(14,883,295)	$(40,767,134)	$5,859,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended January 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,096,217)	$(11,572,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	38,055	17,743
Stock-based compensation to employees and consultants	874,356	3,091,299
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	136,851	(196,580)
Prepaid expenses - related party	247,334	492,584
Accounts payable and accrued liabilities	956,335	1,479,623
Net cash used in operating activities	(6,843,286)	(6,687,970)
Cash flows from investing activities:
Purchase of machinery	(147,243)	-
Net cash used in investing activities	(147,243)	-
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	982,537	-
Proceeds from the issuance of preferred stock - related party	1,150,000	-
Net cash provided by financing activities	2,132,537	-
Net decrease in cash	(4,857,992)	(6,687,970)
Cash at beginning of period	5,140,859	14,063,811
Cash at end of period	$282,867	$7,375,841

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Return of common stock for note receivable – related party	$(14,883,295)	$-
Issuance of preferred stock for subscription receivable - related party	$70,000	$-
Fair value of warrants issued in connection with preferred stock – related party	$742,263	$-
Issuance of common stock for related party payable	$-	$989,334

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The Company is devoting substantially all its efforts towards research and development of its two product candidates and raising capital. The Company has not generated any product revenue to date. The Company has financed its operations to date primarily through debt financings and through the sale of its common stock, par value $0.0001 per share (“Common Stock”) and its preferred stock, par value $0.0001 per share. The Company expects to continue to incur net losses in the foreseeable future.

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

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of January 31, 2024, the Company had cash of $283,000, a working capital deficiency of $3.2 million, an accumulated deficit of $53.2 million and stockholders’ deficit of $4.3 million. For the three and nine months ended January 31, 2024, the Company had net losses of $2.7 million and $9.1 million, respectively. For the nine months ended January 31, 2024, cash used in operating activities was $6.8 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

The Company believes its current cash on hand is not sufficient to fund its planned operations through one year after the date the condensed financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed financial statements are issued.

The Company’s inability to continue as a going concern could have a negative impact on the Company, including its ability to obtain needed financing. The Company’s condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should it be unable to continue as a going concern.

In order to continue as a going concern, the Company will need to raise additional funds. The Company has raised funds subsequent to the quarter end through an “at-the-market” offering, and plans to seek additional funding through public equity, including the “at-the-market” offering, private equity and debt financings. Additional funds may also be received from the exercise of warrants (Note 7). The terms of any additional financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs and planned clinical trials which could adversely affect the Company’s business operations. As previously disclosed the Company had anticipated beginning Phase II clinical trials for AL001 additional indications in the first quarter of calendar 2024. Due to the Company’s inability to obtain significant additional financing, the Company has been unable to initiate those clinical trials and reduce its capital deficiency.

During the period between February 1, 2024 through March 22, 2024, the Company sold an aggregate of 248,080 shares of Common Stock pursuant to an “at the market offering” (the “ATM Offering”), as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), for gross proceeds of $266,000 (Note 9).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of January 31, 2024 and April 30, 2023, the Company had no cash equivalents.

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

Warrants

The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with FASB ASC 480, Distinguishing Liabilities from Equity and FASB ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Nine Months Ended January 31,
	2024	2023
Stock options (1)	1,210,554	1,210,554
Restricted stock units	2,500	4,167
Warrants	1,563,316	676,649
	2,776,370	1,891,370

(1)	The Company has excluded 100,000 stock options for the nine months ended January 31, 2024 and 2023, with an exercise price of $0.006, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

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

On April 30, 2019, the Company and Ault Life Sciences Fund, LLC (“ALSF”) entered into a securities purchase agreement for the purchase of 666,666 shares of Common Stock for a total purchase price of $15,000,000, or $22.50 per share with 333,333 warrants with a 5-year life and an exercise price of $45.00 per share and vesting upon issuance (“ALSF Warrants”). The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note was secured by a pledge of the purchased shares. As the note receivable from ALSF was related to the issuance of Common Stock, it was recorded as an offset to additional paid-in capital. ALSF is wholly owned by Ault Life Sciences, Inc. (“ALSI”). ALSI is majority owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Ault, Horne and Nisser, directors of the Company, are also directors of Ault & Co.

On January 19, 2024, the Company and ALSF entered into a settlement agreement and release of claims whereby ALSF returned to the Company 661,168 shares of Common Stock and the ALSF Warrants for settlement of the outstanding balance of the note receivable in the amount of $14,876,293.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	January 31, 2024	April 30, 2023
Prepaid clinical trial fees	$149,595	$352,635
Prepaid insurance	148,049	92,154
Other prepaid expenses	13,094	2,800
Total prepaid expenses and other current assets	$310,738	$447,589

Prepaid clinical trial fees at January 31, 2024 and April 30, 2023 represented the unused portion of the prepaid clinical trial fees. On June 14, 2023, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $337,000. Prepaid insurance at January 31, 2024 represented the unamortized portion of directors’ and officers’ insurance.

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

A summary of stock option activity for the nine months ended January 31, 2024 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2023	612,778	987,222	$18.96	6.18	$819,900
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	7,222	(7,222)	$75.00	-
Balance at January 31, 2024	620,000	980,000	$18.96	5.47	$85,400
Options vested and expected to vest at January 31, 2024		913,334	$17.83	5.22	$85,400
Options exercisable at January 31, 2024		897,523	$17.62	5.17	$174,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Restricted stock unit activity for the nine months ended January 31, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 30, 2023	3,333	$2.50
Granted	-	-
Vested	(833)	2.50
Cancelled	-	-
Unvested at January 31, 2024	2,500	$2.50

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $150 per share to $300 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of January 31, 2024, the Company believed that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 133,333 performance-based stock option to the Chief Executive Officer at an exercise price of $17.55 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase I/IIA clinical trial of ALZN002 within four years from the grant date. During the three months ended January 31, 2023, the Company believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of January 31, 2024, the Company believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

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

On January 19, 2023, the Board modified the performance criteria for these awards. The remaining 50% of the grant will now vest upon the completion and announcement of topline data of the first cohort from a Phase I/IIA clinical trial of ALZN002 on/or before March 31, 2024. Due to the significant risks and uncertainties associated with achieving the completion of Phase I/IIA for ALZN002, as of January 31, 2024, the Company believed that the achievement of the requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002.

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

During the nine months ended January 31, 2024, the Company filed INDs for BD and MDD and received a “Study May Proceed” letter for BD in October 2023 and MDD in November 2023. As a result, 50% of the performance grant vested and the Company recognized stock-based compensation related to the vesting and the probability of achieving the MDD criteria. During the three months ended January 31, 2024, the Company filed an IND for PTSD and received a “Study May Proceed” letter. As a result, 25% of the performance grant vested and the Company recognized stock-based compensation related to the vesting of achieving the PTSD criteria. As of January 31, 2024, the Company believed that the achievement of the remaining requisite performance conditions was not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002 – Alzheimer’s disease.

Stock-Based Compensation Expense

The Company’s results of operations included expenses relating to stock-based compensation for three and nine months ended January 31, 2024 and 2023 comprised as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2024	2023	2024	2023
Research and development	$71,302	$(42,589)	$213,905	$(42,589)
General and administrative	115,338	1,550,911	660,451	3,133,888
Total	$186,640	$1,508,322	$874,356	$3,091,299

As of January 31, 2024, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $418,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 1.6 years.

7.	WARRANTS

On January 31, 2024, the Company issued a warrant to purchase 1,220,000 shares of Common Stock at an exercise price of $1.20 in connection with the sale of convertible preferred stock to Ault Lending for $1,220,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as a liability.

The following table summarizes information about Common Stock warrants outstanding and exercisable at January 31, 2024:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$1.20	1,220,000	5.5	$1.20	-	-
$15.00	33,333	0.1	$15.00	33,333	$15.00
$26.25	10,756	0.8	$26.25	10,756	$26.25
$45.00	295,144	2.1	$45.00	295,144	$45.00
$93.75	4,083	2.4	$93.75	4,083	$93.75

$1.20 - $93.75	1,563,316	4.7	$10.18	343,316	$10.18

8.	COMMITMENTS AND CONTINGENCIES

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock $0.0001 par value. The Board has designated 1,360,000 shares as Series A Convertible Preferred Stock and 6,000 shares as Series B Convertible Preferred Stock. The rights, preferences, privileges and restrictions on the remaining authorized 8,634,000 shares of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Series A Convertible Preferred Stock

As of January 31, 2024, there were no shares of Series A Convertible Preferred Stock issued or outstanding.

Series B Convertible Preferred Stock

On January 31, 2024, the Company and Ault Lending, entered into a securities purchase agreement (the “AL SPA”) for the purchase of up to 6,000 shares of Series B Convertible Preferred Stock and warrants to purchase shares up to 6,000,000 shares of the Company’s Common Stock. The AL SPA provides that Ault Lending may purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending has the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The Agreement will automatically terminate if the final closing has not occurred prior to the Termination Date.

On January 31, 2024, the Company sold 1,220 shares of Series B Convertible Preferred Stock and warrants to purchase 1,220,000 shares of Common Stock with an exercise price of $1.20, for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to the Company between November 9, 2023 and January 31, 2024 and a subscription receivable of $70,000.

The Series B Convertible Preferred Stock has a stated value of $1,000 per share (“Stated Value”) and does not accrue dividends. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Stated Value by $1.00 (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series B Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $0.873 (the “Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the Execution Date. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event the holders of Series B Convertible Preferred Stock receive a liquidation preference ahead of Common Stock holders.

The warrants have an exercise price of $1.20 (the “Exercise Price”) and become exercisable on the first business day after the six-month anniversary of issuance (the “Initial Exercise Date”) and have a five-year term, expiring on the fifth anniversary of the Initial Exercise Date. The Exercise Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

Common Stock

ALSF Investment

On April 30, 2019, the Company and ALSF entered into a securities purchase agreement (the “SPA”) for the purchase of 666,667 shares of Common Stock for a total purchase price of $15,000,000, or $22.50 per share with 333,333 warrants with a 5-year life and an exercise price of $45.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. The note was secured by a pledge of the purchased shares. Pursuant to the SPA, ALSF was entitled to full ratchet anti-dilution protection, most-favored nation status, denying the Company the right to enter into a variable rate transaction absent its consent, a right to participate in any future financing the Company may consummate and to have all the shares of Common Stock to which it is entitled under the SPA registered under the Securities Act within 180 days of the final closing of the IPO. In May 2021, the term of the note receivable was extended to December 31, 2023. The note was secured by a pledge of the purchased shares. On January 19, 2024, the Company and ALSF entered into a settlement agreement and release of claims whereby ALSF returned to the Company 661,168 shares of Common Stock and the ALSF Warrants for settlement of the outstanding balance of the note receivable in the amount of $14,876,293.

At-the-Market Offering

On September 8, 2023, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of its Common stock, having an aggregate offering price of up to approximately $9.8 million (the “Shares”) from time to time, through the ATM Offering. On September 8, 2023, the Company filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $9.8 million in shares of Common Stock in the ATM Offering.

The offer and sale of the Shares will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the nine months ended January 31, 2024, the Company sold an aggregate of 816,426 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $1.0 million and net proceeds of $983,000.

In accordance with Nasdaq listing rule 5810(c)(3)(A), the Company has 180 calendar days, or until July 30, 2024, to regain compliance. The Deficiency Letter states that to regain compliance, the bid price for the Common Stock must close at $1.00 per share or more (the “Minimum Bid Price”) for a minimum of 10 consecutive business days during the compliance period ending July 30, 2024. In the event that the Company does not regain compliance within this 180-day period, the Company may be eligible to seek an additional compliance period of 180 calendar days if it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq will provide notice to the Company that its Common Stock will be subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.

The Deficiency Letter has no immediate effect on the listing of the Common Stock, and the Common Stock continues to trade on the Nasdaq Capital Market under the symbol “ALZN.”

The Company intends to actively monitor the closing bid price for the Common Stock between now and July 30, 2024, and may, if appropriate, evaluate available options to resolve the deficiency and regain compliance with the Minimum Bid Price requirement. While the Company is exercising diligent efforts to maintain the listing of its Common Stock on Nasdaq, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price or maintain compliance with the other Nasdaq listing standards.

10.	OTHER RELATED PARTY TRANSACTIONS

In November 2022, the Company entered into a marketing and brand development agreement with Ault Alliance, Inc. (“AULT”), effective August 1, 2022, whereby AULT will provide various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of its common stock with a value of $22.50 per share. On November 11, 2022, the Company elected to pay the fee with 62,222 shares of its common stock. The Company recorded the value of the agreement using the closing price of the Company’s common stock on November 11, 2022, and amortizes the expense over twelve months beginning in August 2022. At January 31, 2024, the balance of related party prepaid expenses was zero.

11.	SUBSEQUENT EVENTS

During the period between February 1, 2024 through March 22, 2024, the Company sold an aggregate of 248,080 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $266,000.

On March 21, 2024, the Company amended its Amended and Restated Certificate of Designations for its Series B Convertible Preferred Stock to remove certain change of control language.

On March 21, 2024, the Company and Ault Lending amended the warrant issued to Ault Lending as part of the AL SPA to remove certain anti-dilution language.

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

Based on the results from our Phase IIA MAD study, we plan to initiate two safety and efficacy clinical trials in subjects with mild to moderate dementia of the Alzheimer’s type. Additionally, we are investigating the potential of AL001 for patients suffering from BD, MDD and PTSD, and submitted Investigational New Drug (“IND”) applications to the FDA for these indications. The IND for BD was filed in August 2023 and we received a “study may proceed” letter from the FDA in September 2023. The IND for MDD was filed in October 2023 and we received a “study may proceed” letter from the FDA in November 2023. The IND for PTSD was filed in November 2023 and we received a “study may proceed” letter from the FDA in December 2023. After FDA permission to proceed on the INDs, we intend to initiate clinical trials at the MTD to determine relative increased lithium levels in the brain compared to a marketed lithium salt for BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace a 300 mg TID lithium carbonate dose for treatment of BD with a 240 mg TID AL001 lithium equivalent, which represents a daily decrease of 20% of lithium given to a patient. We anticipate beginning Phase II studies for the additional indications after we have obtained the necessary financing for the trials and payment to Phase IIA MAD study vendor for the final reports of that study.

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

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of placebo in 20-30 subjects with mild to moderate morbidity. We expect this trial to last for up to five years. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial, which Alzamend expects to initiate within three months of receiving data from the initial trial. On February 13, 2024, we received notice from the company we engaged as our contract research organization (“CRO”), Biorasi, LLC. (“Biorasi”) that Biorasi was terminating our contract with them. We are currently pursuing the engagement of a replacement CRO.

The continuation of our current plan of operations with respect to initiating and conducting the series of human clinical trials for each of our therapeutics requires us to raise additional capital to fund our operations.

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

Recent Developments

Nasdaq Listing

Deficiency Letter from Nasdaq – Market Value

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

Deficiency Letter from Nasdaq – Bid Price

On February 1, 2024, we received a notice in the form of a letter (“Deficiency Letter”) from the Listing Qualifications Staff of the Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for the Common Stock had closed below $1.00 per share for the previous 30 consecutive business days. In accordance with Nasdaq listing rule 5810(c)(3)(A), we have 180 calendar days, or until July 30, 2024, to regain compliance. The Deficiency Letter states that to regain compliance, the bid price for the Common Stock must close at $1.00 per share or more (the “Minimum Bid Price”) for a minimum of 10 consecutive business days during the compliance period ending July 30, 2024. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price, and provides written notice to Nasdaq of its intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice to us that our Common Stock will be subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel.

Results of Operations

Results of Operations for the Three Months Ended January 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended January 31, 2024 and 2023:

	For the Three Months Ended January 31,
	2024	2023	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,908,757	$2,888,847	$(980,090)	-34%
General and administrative	751,173	2,534,665	(1,783,492)	-70%
Total operating expenses	2,659,930	5,423,512	(2,763,582)	-51%
Loss from operations	(2,659,930)	(5,423,512)	2,763,582	-51%

OTHER EXPENSE, NET
Interest expense	(2,488)	(2,062)	(426)	*
Total other expense, net	(2,488)	(2,062)	(426)	*

NET LOSS	$(2,662,418)	$(5,425,574)	$2,763,156	-51%

Basic and diluted net loss per common share	$(0.38)	$(0.83)	$0.45	*

Basic and diluted weighted average common shares outstanding	7,054,319	6,555,078		*
*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended January 31, 2024 and 2023, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended January 31, 2024 and 2023 were $1.9 million and $2.9 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Three Months Ended January 31,
	2024	2023	$ Change	% Change
Professional fees	$557,404	$860,798	$(303,394)	-35%
Clinical trial fees	1,253,237	2,050,000	(796,763)	-39%
Stock-based compensation expense	71,302	(42,589)	113,891	267%
Other research and development expenses	26,814	20,638	6,176	30%
Total research and development expenses	$1,908,757	$2,888,847	$(980,090)	-34%

* Not meaningful

Professional Fees

During the three months ended January 31, 2024 and 2023, we incurred professional fees of $557,000 and $861,000, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred related to the preparation for the clinical trial for ALZN002.

Clinical Trial Fees

During the three months ended January 31, 2024 and 2023, we incurred clinical trial fees of $1.3 million and $2.1 million, respectively. Clinical trial fees for the three months ended January 31, 2024, consisted of $503,000 for our Phase IIA clinical trial for AL001 and $750,000 for our Phase IIA clinical trial for ALZN002. Clinical trial fees for the three months ended January 31, 2023 were for our Phase I clinical trial for AL001.

Stock-Based Compensation Expense

During the three months ended January 31, 2024 and 2023, we incurred stock-based compensation of $71,000 and $(43,000), respectively, related to stock option grants to consultants. The increase in research and development stock compensation expense for the three months ended January 31, 2024 was a result of the vesting of performance stock options grants.

Other Research and Development Expenses

During the three months ended January 31, 2024 and 2023, we incurred other fees of $27,000 and $21,000, respectively, which were principally comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2024 and 2023 were $751,000 and $2.5 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; professional fees; insurance; salaries and benefits; as well as marketing fees. For the three months ended January 31, 2024 and 2023, the remaining general and administrative expenses of $137,000 and $182,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment, board of director fees and other office expenses, none of which was significant individually.

	For the Three Months Ended January 31,
	2024	2023	$ Change	% Change
Stock-based compensation expense	$115,338	$1,550,911	$(1,435,573)	-93%
Professional fees	184,936	190,169	(5,233)	-3%
Insurance	87,527	130,838	(43,311)	-33%
Salary and benefits	226,776	233,246	(6,470)	-3%
Marketing fees	-	247,333	(247,333)	-100%
Other general and administrative expenses	136,596	182,168	(45,572)	-25%
Total general and administrative expenses	$751,173	$2,534,665	$(1,783,492)	-70%

Stock-Based Compensation Expense

During the three months ended January 31, 2024 and 2023, we incurred stock-based compensation expense of $115,000 and $1.6 million, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended January 31, 2024 was a result of fewer stock options vesting during the period compared to the prior year period.

Professional Fees

During the three months ended January 31, 2024 and 2023, we incurred professional fees of $185,000 and $190,000, respectively. During the three months ended January 31, 2024, we incurred $54,000 in audit fees, $52,000 in investor relations, $30,000 in legal fees, $30,000 in consulting, $13,000 in related party consulting and $6,000 in Sarbanes-Oxley compliance fees. During the three months ended January 31, 2023, we recorded an expense of $47,000 in connection with the five-year consulting agreement with Spartan Capital, $87,000 in Sarbanes-Oxley compliance fees, $24,000 in audit fees, $12,000 in related party consulting, $8,000 in tax preparation fees and $12,000 in other professional fees.

Insurance Expense

During the three months ended January 31, 2024 and 2023, we incurred insurance expense of $88,000 and $131,000, respectively, which was primarily directors’ and officers’ insurance.

Salaries and Benefits

During the three months ended January 31, 2024 and 2023, we incurred $227,000 and $233,000, respectively, in employee-related expenses. As of January 31, 2024, we had four full-time and three part-time employees.

Marketing Fees

During the three months ended January 31, 2023, we incurred marketing fees of $247,000, which was primarily expenses related to the marketing and brand development agreement with Ault Alliance, Inc. (“AAI”), a related party. No such fees were incurred during the three months ended January 31, 2024.

Results of Operations for the Nine Months Ended January 31, 2024 and 2023

The following table summarizes the results of our operations for the nine months ended January 31, 2024 and 2023:

	For the Nine Months Ended January 31,
	2024	2023	$ Change	% Change
OPERATING EXPENSES
Research and development	$6,271,677	$5,797,789	$473,888	8%
General and administrative	2,815,904	5,767,668	(2,951,764)	-51%
Total operating expenses	9,087,581	11,565,457	(2,477,876)	-21%
Loss from operations	(9,087,581)	(11,565,457)	2,477,876	-21%

OTHER EXPENSE, NET
Interest expense	(8,636)	(7,182)	(1,454)	*
Total other expense, net	(8,636)	(7,182)	(1,454)	20%
NET LOSS	$(9,096,217)	$(11,572,639)	$2,476,422	-21%

Basic and diluted net loss per common share	$(1.35)	$(1.78)	$0.42	*

Basic and diluted weighted average common shares outstanding	6,726,926	6,517,698		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the nine months ended January 31, 2024 and 2023, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the nine months ended January 31, 2024 and 2023 were $6.3 million and $5.8 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees and licenses and fees.

	For the Nine Months Ended January 31,
	2024	2023	$ Change	% Change
Professional fees	$2,672,205	$2,969,835	$(297,630)	-10%
Clinical trials	3,293,031	2,625,271	667,760	25%
Licenses and fees	-	55,000	(55,000)	-100%
Stock-based compensation expense	213,905	(42,589)	256,494	602%
Other research and development expenses	92,536	190,272	(97,736)	-51%
Total research and development expenses	$6,271,677	$5,797,789	$473,888	8%

Professional Fees

During each of the nine months ended January 31, 2024 and 2023, we incurred professional fees of $2.7 million and $3.0 million, respectively, which were principally comprised of professional fees attributed to various types of scientific services, including FDA consulting services.

Clinical Trial Fees

During the nine months ended January 31, 2024 and 2023, we incurred clinical trial fees of $3.3 million and $2.6 million, respectively. Clinical trial fees for the nine months ended January 31, 2024 consisted of $1.9 million for our Phase IIA clinical trial for AL001 and $1.4 million for our Phase IIA clinical trial for ALZN002. Clinical trial fees for the nine months ended January 31, 2023 were for our Phase I clinical trial for AL001.

Licenses and Fees

There are certain initial license fees and milestone payments required to be paid to the University of South Florida and the Licensor, for the licenses of the technologies, pursuant to the terms of the License Agreement with Sublicensing Terms.

Stock-Based Compensation Expense

During the nine months ended January 31, 2024 and 2023, we incurred stock-based compensation of $214,000 and $(43,000), respectively, related to stock option grants to consultants. The increase in research and development stock compensation expense for the nine months ended January 31, 2024, was a result of the vesting of performance stock options grants.

Other Research and Development Expenses

During the nine months ended January 31, 2024 and 2023, we incurred other fees of $93,000 and $190,000, respectively, which were principally comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the nine months ended January 31, 2024 and 2023 were $2.8 million and $5.8 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; professional fees; insurance; salaries and benefits; as well as marketing fees. For the nine months ended January 31, 2024 and 2023, the remaining general and administrative expenses of $388,000 and $439,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment, board of director fees and other office expenses, none of which was significant individually.

	For the Nine Months Ended January 31,
	2024	2023	$ Change	% Change
Stock-based compensation expense	$660,451	$3,133,888	$(2,473,437)	-79%
Professional fees	619,701	566,674	53,027	9%
Insurance	294,210	456,838	(162,628)	-36%
Salary and benefits	606,034	676,155	(70,121)	-10%
Marketing fees	247,334	495,267	(247,933)	-50%
Other general and administrative expenses	388,174	438,846	(50,672)	-12%
Total general and administrative expenses	$2,815,904	$5,767,668	$(2,951,764)	-51%

Stock-Based Compensation Expense

During the nine months ended January 31, 2024 and 2023, we incurred stock-based compensation expense of $660,000 and $3.1 million, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation for the nine months ended January 31, 2024 was a result of fewer stock options vesting during the period compared to the prior year period.

Professional Fees

During the nine months ended January 31, 2024 and 2023, we incurred professional fees of $620,000 and $567,000, respectively. During the nine months ended January 31, 2024, we incurred $224,000 in audit fees, $170,000 in investor relations, $99,000 in legal fees, $38,000 in related party consulting, $30,000 in tax preparation fees, $24,000 in Sarbanes-Oxley compliance fees and $35,000 in other professional fees. During the nine months ended January 31, 2023, we recorded an expense of $187,000 in connection with the five-year consulting agreement with Spartan Capital, $128,000 in Sarbanes-Oxley compliance fees, $124,000 in audit fees, $38,000 in related party consulting, $33,000 in tax preparation fees and $57,000 in other professional fees.

Insurance Expense

During the nine months ended January 31, 2024 and 2023, we incurred insurance expense of $294,000 and $457,000, respectively, which was primarily directors’ and officers’ insurance.

Salaries and Benefits

During the nine months ended January 31, 2024 and 2023, we incurred $606,000 and $676,000, respectively, in employee-related expenses. As of January 31, 2024, we had four full-time and three part-time employees.

Marketing Fees

During the nine months ended January 31, 2024 and 2023, we incurred marketing fees of $247,000 and $495,000, respectively, which was primarily expenses related to the marketing and brand development agreement with AAI, a related party.

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

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of January 31, 2024, we had cash of $283,000, a working capital deficiency of $3.2 million, an accumulated deficit of $53.2 million and stockholders’ deficit of $4.3 million. We have incurred recurring losses and reported losses for the three and nine months ended January 31, 2024 totaling $2.7 million and $9.1 million, respectively. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

We will need to obtain substantial additional funding in the future for our clinical development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. As previously disclosed we had anticipated beginning Phase II clinical trials for AL001 additional indications in the first quarter of calendar 2024. Due to the Company’s inability to obtain significant additional financing, we have been unable to initiate those clinical trials and reduce the working capital deficiency. Our future capital requirements will depend on many factors, including:

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

During the nine months ended January 31, 2024, we sold an aggregate of 816,426 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $1.0 million. During the period between February 1, 2024 through March 22, 2024, we sold an aggregate of 248,080 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $266,000.

On January 31, 2024, we entered into the AL SPA with Ault Lending whereby Ault Lending may purchase of up to 6,000 shares of series B convertible preferred stock (“Series B Convertible Preferred Stock”) and warrants to purchase shares up to 6,000,000 shares of our Common Stock. The AL SPA provides that Ault Lending may purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending has the right to purchase up to $2 million of series B Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The Agreement will automatically terminate if the final closing has not occurred prior to the Termination Date.

On January 31, 2024, we sold 1,220 shares of Series B Convertible Preferred Stock and warrants to purchase 1,220,000 shares of Common Stock with an exercise price of $1.20, for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to the Company between November 9, 2023 and January 31, 2024 and a subscription receivable of $70,000.

The Series B Convertible Preferred Stock has a stated value of $1,000 per share (“Stated Value”) and does not accrue dividends. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Stated Value by $1.00 (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series B Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $0.873 (the “Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the Execution Date. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The warrants have an exercise price of $1.20 (the “Exercise Price”) and become exercisable on the first business day after the six-month anniversary of issuance (the “Initial Exercise Date”) and have a five-year term, expiring on the fifth anniversary of the Initial Exercise Date. The Exercise Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

Cash Flows

The following table summarizes our cash flows for the nine months ended January 31, 2024 and 2023:

	For the Nine Months Ended January 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(6,843,286)	$(6,687,970)
Investing activities	(147,243)	-
Financing activities	2,132,537	-
Net decrease in cash and cash equivalents	$(4,857,992)	$(6,687,970)

Operating Activities

During the nine months ended January 31, 2024, net cash used in operating activities was $6.8 million. This consisted primarily of a net loss of $9.1 million partially offset by an increase in our net operating assets and liabilities of $1.3 million and non-cash charges of $912,000. The non-cash charges primarily consisted of stock-based compensation expense. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued liabilities, an decrease in prepaid expenses and other current assets and an decrease in prepaid expenses - related party.

Investing Activities

During the nine months ended January 31, 2024, net cash used in investing activities was $147,000 from the purchase of machinery and equipment. We purchased equipment, which draws blood from patients and separates the monocytes from their blood, to be used in the ALZN002 clinical trial.

Financing Activities

During the nine months ended January 31, 2024, net cash provided by financing activities was $1.2 million from the sale of convertible preferred stock to a related party and $1.0 million from proceeds from the ATM Offering.

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

Changes in Internal Control

Except as detailed above, during the quarter ended January 31, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2024, we entered into the AL SPA with Ault Lending for the purchase of up to 6,000 shares of Series B convertible preferred stock and warrants to purchase shares of the Company’s Common Stock. The AL SPA provides that Ault Lending may purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings.

On January 31, 2024, we sold 1,220 shares of Series B Convertible Preferred Stock and Warrants to purchase 1,220,000 shares of Common Stock with an exercise price of $1.20, for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to us between November 9, 2023 and January 31, 2024 and a subscription receivable of $70,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Certificate of Designation of Alzamend Neuro, Inc. Series A Convertible Preferred Stock, dated May 30, 2016 (incorporated by reference to Exhibit 2.3 of Form 1-A/A filed with the SEC on February 4, 2020).
3.6

Certificate of Elimination of the Series A Convertible Preferred Stock, filed with the Delaware Secretary of State on March 1, 2024 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on March 7, 2024).

3.7	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 1, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2024).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
3.9	Certificate of Amendment to the Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2024).
10.1	Securities Purchase Agreement, dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2024).
10.2	Form of Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2024).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: March 25, 2024	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: March 25, 2024	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

