Form 10-K
period 2024-04-30
Alzamend Neuro, Inc.
filed 2024-07-30
CIK 1677077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2024

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on October 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Stock Market LLC on such date was approximately $6.7 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 841,240 shares of common stock outstanding as of July 29, 2024.

Documents incorporated by reference: None

ALZAMEND NEURO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2024

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

•	We need to obtain substantial additional funding to complete the development and any commercialization of AL001 and ALZN002. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs or other operations.

•	We are at an early stage of clinical development and currently have no source of near-term revenue and may never become profitable.

•	We have a limited operating history on which to judge our business prospects and management.

•	We have both operational and financial milestones that must be met to maintain the licensing rights to our current technology and intellectual property from the University of South Florida Research Foundation.

•	If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with the Licensor, we could lose license rights that are important to our business.

•	We are substantially dependent on the success of our product candidates, which may not receive regulatory approval or be successfully commercialized.

•	Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of AL001 or ALZN002, or limit the scope of any approved label or market acceptance.

•	Development and regulatory approval of our drug candidates present a number of risks, which are delineated in the Risk factors section.

•	If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop AL001, ALZN002 or any future product candidates, conduct our in-licensing and development efforts or commercialize AL001, ALZN002 or any of our future product candidates.

•	Our intellectual property rights present a number of risks.

•	Our affiliates and related party transactions present a number of risks.

•	If we do not regain compliance with or continue to satisfy the Nasdaq Capital Market continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market.

•	The market price of our common stock is volatile, which could result in substantial losses for investors.

•	The concentration of our stock ownership will limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

•	We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

PART I

ITEM 1.	BUSINESS

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Alzamend,” “we,” “our company” and “us” refer to Alzamend Neuro, Inc., a Delaware corporation and its subsidiary.

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). With our two product candidates, we aim to bring treatments or potential cures to market as quickly as possible. Far too many individuals, patients and caregivers suffer from the burden created by these devastating, and often fatal, diseases. Our primary target, Alzheimer’s, is among the most-feared diseases (second only to cancer) among Americans, according to a 2023 Center for Disease Control survey. Alzheimer’s is also the seventh leading cause of death (in 2020 and 2021) in the United States (“U.S.”) according to a 2024 report from the Alzheimer’s Association, a nonprofit that funds research. Existing Alzheimer’s treatments only temporarily relieve symptoms and while one treatment has been shown to slow the progression of the disease, none had been shown to halt the progression of the disease, which currently affects roughly 6.9 million Americans, and that number is expected to grow to 13 million individuals by 2050. Alzheimer’s also impacts more than 11 million Americans who provide an estimated 18 billion hours of unpaid care per year, according to data provided by the Alzheimer’s Association. In 2024, the estimated healthcare costs for treating individuals with Alzheimer’s in the U.S. will be $360 billion, including $231 billion in Medicare and Medicaid payments. These costs could rise to as high as $1 trillion per year by 2050 if no permanent treatment or cure for Alzheimer’s is found, according to the Alzheimer’s Association.

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

Our most advanced product candidate (lead product) is licensed and in clinical development in humans is AL001, an ionic cocrystal of lithium for the treatment of Alzheimer’s, BD, MDD and PTSD. Based on our preclinical data involving mice models, AL001 treatment prevented cognitive deficits, depression and irritability and is superior in improving associative learning and memory and irritability compared with lithium carbonate treatments, supporting the potential of AL001 for the treatment of Alzheimer’s, BD, MDD and PTSD in humans. Lithium was the first mood stabilizer approved by the U.S. Food and Drug Administration (“FDA”) and is still a first-line treatment option (considered the “gold standard”) for BD and is prescribed off-label for MDD and PTSD. Moreover, lithium has been marketed for more than 35 years and human toxicology regarding its use has been well characterized, potentially mitigating the regulatory burden for safety data.

The results of randomized, placebo-controlled, clinical trials of lithium in the treatment of patients with Alzheimer’s dementia and subjects with mild cognitive impairment have been widely published. Clinical studies have indicated that lithium administered at doses lower than those used for affective disorders can favorably impact Alzheimer’s outcomes. A study by O.V. Forlenza, et al., entitled “Disease-Modifying Properties of Long-Term Lithium Treatment for Amnestic Mild Cognitive Impairment: Randomized Controlled Trial,” which appeared in the British Journal of Psychiatry (2011), reported that lithium was superior to a placebo, evidencing a slower decline of cognitive function as measured by the Alzheimer’s Disease Assessment Scale cognitive subscale. Given the absence of adequate, widely adopted treatments that can slow, halt or even reverse the decline of this highly prevalent disease, the potential efficacy of lithium in the long-term management of Alzheimer’s may positively impact public health. There is an unmet medical need for safe and effective Alzheimer’s treatments, particularly for treatments with neuroprotective properties.

There is increasing evidence to suggest that depressive illness, particularly in the elderly, is associated with neuronal cell loss. These findings suggest that lithium may exert some long-term beneficial effects in the treatment of affective disorders via underappreciated neuroprotective effects. Molecular biology and animal studies have also indicated that lithium may offer protection against Alzheimer’s. Given the absence of other adequate treatments, we believe that research and commercialization of the potential efficacy of lithium in the long-term treatment of neurodegenerative disorders is well worth pursuing.

Our Business Strategy

We intend to develop and commercialize therapeutics that are better than existing treatments and have the potential to significantly improve the lives of individuals afflicted by Alzheimer’s, BD, MDD and PTSD. To achieve these goals, we are pursuing the following key business strategies:

•	Advance clinical development of AL001 for Alzheimer’s, BD, MDD and PTSD treatment. We completed our Phase I clinical trial in March 2022 and initiated a Phase IIA Multiple Ascending Dose (“MAD”) clinical trial in May 2022. We completed the clinical portion of the Phase IIA MAD clinical trial in March 2023 and reported topline data in June 2023. We announced that we successfully identified a maximum tolerated dose (“MTD”) for development of AL001, as assessed by an independent safety review committee. This MTD, providing lithium at a lithium carbonate equivalent dose of 240 mg 3-times daily, is designed to be unlikely to require lithium therapeutic drug monitoring (“TDM”). Also, this MTD mitigates risk in treatments for fragile populations, such as Alzheimer’s patients. Additionally, we are investigating the potential of AL001 for patients suffering from BD, MDD and PTSD, and submitted several Investigational New Drug (“IND”) applications to the FDA for these indications: (i) the IND for BD was submitted in August 2023 and we received a “study may proceed” letter from the FDA in September 2023; (ii) the IND for MDD was submitted in October 2023 and we received a “study may proceed” letter from the FDA in November 2023; and (iii) the IND for PTSD was submitted in November 2023 and we received a “study may proceed” from the FDA in December 2023. If we achieve successful Phase III clinical trials in humans, we intend to seek approval to commercialize AL001 via a New Drug Application (“NDA”);

•	Advance clinical development of ALZN002 for Alzheimer’s treatment. We submitted an IND application to the FDA in September 2022, and received a “study may proceed” letter in October 2022. In April 2023, we initiated a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. If we achieve successful Phase III clinical trials in humans, we intend to seek approval to commercialize ALZN002 through a Biologics License Application (“BLA”);

•	Expand our pipeline of pharmaceuticals to include additional delivery methods. Another element of our business strategy is to explore, resources permitting, different formulations (liquid, immediate release and sprinkle capsules) to deliver AL001 to accommodate the needs of patients afflicted with Alzheimer’s, BD, MDD and PTSD;

•	Focus on translational and functional endpoints to efficiently develop product candidates. We believe that AL001 is positioned for a Section 505(b)(2) regulatory pathway for new drug approvals. We also believe that AL001 and ALZN002 are positioned for breakthrough therapy designations because of their positive effects on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s, making them eligible to receive assistance from the FDA throughout the approval process that may shorten the development timelines. However, we have neither received breakthrough therapy designation nor have we qualified for expedited development, and no assurance can be given that we will. Even if we qualify for breakthrough therapy designation or expedited development, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that we will ultimately receive FDA approval; and

•	Optimize the value of AL001 and ALZN002 in major markets. We intend to commercialize AL001 and ALZN002 by seeking FDA marketing approval for both product candidates and partnering with biopharmaceutical companies seeking to strategically fortify pipelines and, in turn, receiving funding for the costly later-stage clinical development. We do not anticipate selling products directly into the marketplace, though we may do so depending on market conditions. Our focus is expected to concentrate on entering into strategic transactions with established distributors and producers, which will provide distribution and marketing capabilities for the sale of our products in the marketplace.

Our Development Pipeline

The following chart provides an overview of the current development stages of our product candidates.

Our product candidates will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either of them or any successors are likely to provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize our product candidates, our long-term business plans will not materialize, and we will be unable to generate the revenue we have forecast for the foreseeable future, if any. We do not anticipate that we will generate our maximum revenue for several years, or that we will achieve profitability for any of our therapeutic drug candidates until at least a few years after generating material revenue, if at all. If we are unable to generate revenue or raise substantial additional capital, we will not be able to pursue any expansion of our business or acquire additional intellectual property, we will never become profitable, and we will be unable to continue our operations at the currently planned pace, if at all.

AL001 Drug Candidate

Our lead product candidate that we have licensed and begun clinical development of in humans is an ionic cocrystal of lithium for the treatment of Alzheimer’s, BD, MDD and PTSD. Lithium salts have a long history of human consumption beginning in the 1800s. In psychiatry, they have been used to treat mania and as a prophylactic for depression since the mid-20th century. Today, lithium salts are used as a mood stabilizer for the treatment of BD. Although the FDA has approved no medications as safe and effective treatments for suicidality, lithium has proven to be the only drug that consistently reduces suicidality in patients with neuropsychiatric disorders. Despite these effective medicinal uses, current FDA-approved lithium pharmaceutics (lithium carbonate and lithium citrate) are limited by a narrow therapeutic window that requires regular blood monitoring of plasma lithium levels and blood chemistry by a clinician to mitigate adverse events. Because conventional lithium salts (carbonate and citrate) are eliminated relatively quickly, multiple administrations throughout the day are required to safely reach therapeutic plasma concentrations. Existing lithium drugs, such as lithium chloride and lithium carbonate, suffer from chronic toxicity, poor physicochemical properties, and poor brain bioavailability. Because lithium is so effective at reducing manic episodes in patients with BD, it is still used clinically despite its narrow therapeutic index. This has led researchers to begin to look for other treatment methods than lithium but that may evince similar bioactivities.

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

AL001, the novel ionic cocrystal of lithium, which was designed, synthesized and characterized by a team of inventors from the University of South Florida, has been shown to exhibit improved nonclinical pharmacokinetics compared to currently available FDA-approved lithium products and is also bioactive in many in vitro models of Alzheimer’s. AL001 may constitute a means of treating Alzheimer’s, BD, MDD and PTSD.

We believe that our ability to re-engineer lithium in solid dosage forms in order to optimize performance has the potential to address a wide range of clinical applications ranging from neurodegenerative disorders, not merely Alzheimer’s, but also amyotrophic lateral sclerosis (known as ALS and popularly referred to as Lou Gehrig’s disease), Huntington’s disease, multiple sclerosis, Parkinson’s disease and traumatic brain injury, to more psychiatric conditions such as BD, MDD, mania, PTSD and suicidality. This novel approach is intended to achieve the desired therapeutic outcome of enhanced penetration through the blood-brain barrier and sustained brain lithium concentrations while systemic exposures (and toxicities) are mitigated for other organ systems. The optimal modified-release lithium dosing approach for AL001 should avoid acutely toxic peak concentrations in blood, as well as in the brain, and should maintain such relatively minor blood concentrations for a predictable, clinically relevant time, with overall low systemic exposures that mitigate the potential for adverse events. We anticipate that the lithium delivery system will be adaptable to a dosing regimen that maintains therapeutic brain lithium concentrations consistently for the longest possible time while allowing only modest exposures and providing adequate recovery periods between doses for other organ systems.

Clinical Trials

Phase I Study

On September 13, 2021, we initiated a randomized, balanced, Phase I, single-dose, open-label, two-treatment, two-period, two- sequence, crossover, relative bioavailability clinical trial to investigate lithium pharmacokinetics and safety of AL001 formulation compared to a marketed immediate release lithium carbonate formulation in healthy subjects. The primary objective of this clinical trial was to assess the relative bioavailability of the AL001 lithium formulation relative to a marketed lithium carbonate formulation in healthy subjects for the purpose of determining potential clinically safe and effective AL001 dosing in future studies. Additionally, we wanted to characterize safety and tolerability of the tested formulations under the conditions of this clinical trial. This was a first-in-human clinical trial of the AL001 formulation and this trial was designed to assess the relative bioavailability of the AL001 lithium formulation compared to a marketed lithium carbonate formulation in at least 24 completed healthy subjects (30 subjects were to be enrolled) for the purpose of determining potential clinically safe and effective AL001 dosing in future clinical trials. The AL001 lithium content was nearly half of the reference lithium carbonate capsule dosage as it was expected that treatment of frail Alzheimer’s patients will require half the lithium dose used for treatment of BD. Lithium carbonate 300 mg (Reference product) was given as a single dose in this clinical trial; this is often used as a starting dose for treatment of BD when given three times daily. The shape of the AL001 lithium plasma concentration versus time curve was unknown prior to this study. Also unknown were the AL001 rate and extent of lithium absorption. The Phase I study was completed in March 2022 with the following results:

•	AL001 was shown to be safe and well-tolerated in healthy adult subjects;

•	No death or serious adverse events were reported during the trial;

•	The safety profiles of both AL001 and the marketed lithium carbonate capsule were benign;

•	No clinically significant abnormal findings in electrocardiograms were noted during the trial;

•	AL001 salicylate plasma concentrations were observed to be well tolerated and consistently within safe limits; and

•	Dose-adjusted relative bioavailability analyses of the rate and extent of lithium absorption in plasma indicated that AL001, at a lithium carbonate equivalent dose of 150 mg, is bioequivalent to a marketed 300 mg lithium carbonate capsule and the shapes of the lithium plasma concentration versus time curves are similar.

Phase IIA Study

On May 5, 2022, we initiated a multiple-dose, steady-state, double-blind, ascending dose safety, tolerability, pharmacokinetic clinical trial (www.clinicaltrials.gov, identifier: NCT05363293) of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects with the following objectives:

•	Primary: To evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions in Alzheimer’s patients and healthy subjects;

•	Secondary: To characterize the MTD of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects; and

•	Exploratory: Determination of qualitative and quantitative evaluations of patients with Alzheimer’s and healthy subjects desirable characteristics for future Phase II and III clinical studies in order to:

o	Facilitate recruitment into subsequent AL001 clinical trials; and

o	Facilitate trial-adherence to completion of study requirements including treatment adherence.

We completed the Phase IIA clinical trial in March 2023 and announced positive topline data in June 2023. We announced that we successfully identified an MTD for development of AL001 from a multiple-ascending dose study as assessed by an independent safety review committee. This dose, providing lithium at a lithium carbonate equivalent dose of 240 mg 3-times daily (“TID”), is designed to be unlikely to require lithium TDM. Also, this MTD is risk mitigated for the purpose of treating fragile populations, such as Alzheimer’s patients.

Lithium is a commonly prescribed drug for manic episodes in BD type 1 as well as maintenance therapy of BP in patients with a history of manic episodes. Lithium is also prescribed off-label for MDD, BD and treatment of PTSD, among other disorders. Lithium was the first mood stabilizer approved by the FDA and is still a first-line treatment option (considered the “gold standard”) but is underutilized, perhaps because of the need for TDM. Lithium was the first drug that required TDM by regulatory authorities in product labelling because the effective and safe range of therapeutic drug blood concentrations is narrow and well defined for treatment of BP when using lithium salts. Excursions above this range can be toxic, and dosages below it can impair effectiveness.

Planned Future Studies

We intend to initiate clinical trials at the MTD to determine relative increased lithium levels in the brain compared to a marketed lithium salt for BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace a 300 mg TID lithium carbonate dose for treatment of BD with a 240 mg TID AL001 lithium equivalent, which represents a daily decrease of 20% of lithium given to a patient. We will also include cohorts of healthy subjects and Alzheimer’s patients. We anticipate partnering with a reputable research institution for the study in the second half of 2024.

Based on the results from our Phase IIA MAD study for AL001, we also plan to initiate two safety and efficacy clinical trials in subjects with mild to moderate dementia of the Alzheimer’s type. These studies would most likely commence after the “lithium in brain” study.

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

The development of ALZN002 is predicated on the theory that Alzheimer’s symptoms may be caused in large part by plaque deposits that can cluster in the brain composed of protein fragments called beta-amyloids that build up between nerve cells. One hypothesis is that a special type of immune cell, natural beta-amyloid antibodies, may play a role in preventing plaque build-up in people without Alzheimer’s. As people age, their immune systems may degrade, and some people may be unable to produce natural beta-amyloid antibodies, the absence of which leads to the plaque build-up causing Alzheimer’s.

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

Histopathology results demonstrate that there was no indication of T-cell infiltration or meningoencephalitis, which suggests that ALZN002 therapy is safe and tolerable as there were no adverse findings over a 90-day period or 90 days after the last dose. There were no treatment-related mortalities or reports of adverse effects on clinical observations, body weight parameters, organ weight parameters, clinical pathology parameters, gross pathology observations, or histopathologic observations during the main study or the recovery phase.

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

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. On February 13, 2024, we received notice from the company we engaged as our contract research organization (“CRO”), Biorasi, LLC (“Biorasi”) that Biorasi was terminating our contract with them. We are currently pursuing the engagement of a replacement CRO.

Intellectual Property and Licensing Agreements

On July 2, 2018, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under U.S. Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions,” filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, we entered into the First Amendments to the AL001 Licenses, on March 30, 2021, we entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, we entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”). The Third Amendments to the AL001 Licenses modified the timing of the payments for the license fees.

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 14,853 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

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

The ALZN002 License Agreement requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. We have already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 24,012 shares of our common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

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

These license agreements have an indefinite term that continue until the later of the date that no licensed patent under the applicable agreement remains a pending application or enforceable patent, the end date of any period of market exclusivity granted by a governmental regulatory body, or the date on which the licensee’s obligations to pay royalties expire under the applicable license agreement. Under our various license agreements, if we fail to meet a milestone by its specified date, Licensor may terminate the license agreement. The Licensor was also granted a preemptive right to acquire such shares or other equity securities that may be issued from time to time by us while the Licensor remains the owner of any equity securities of our company.

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

Market Opportunity

According to the National Institute of Health (“NIH”), there are more than 43.7 million Americans afflicted with Alzheimer’s, BD, MDD and PTSD. The rise in the prevalence of these diseases/disorders and the various risks, such as high stress, substance abuse, and advancements in a combination of drugs are primarily propelling market growth. Advancements in technology allowing more accurate diagnosis/detection of Alzheimer’s, BD, MDD, and PTSD are also positively influencing market growth. Other factors, such as increasing research and development activities (via clinical trials) and investments by the government to improve the healthcare industry, are expected to further drive market growth. Additionally, increased awareness about Alzheimer’s, BD, MDD and PTSD via the various disease/disorder-specific non-profit organizations is accelerating market growth. The potential marketplace for a commercialized therapy or treatment would be tremendously significant with large financial support available from numerous national and international pharmaceutical companies and various governments and worldwide agencies. We were founded with a mission to further develop AL001 and ALZN002, by funding them through human clinical trials administered by the FDA and ultimately, if successful, making them available to the public.

Industry Overview

Alzheimer’s

Currently, Alzheimer’s is the seventh leading cause of death in the U.S. and, when extrapolated globally, the market for preventions, treatments and cures of this crippling disease is massive. Since 1990, life expectancy has increased by six years and the worldwide average continues to increase. With the increase in the mean age of the population in developed countries, the prevalence of deteriorating neurological diseases has also increased. According to the Alzheimer’s Association, in the U.S. alone, one of nine persons older than 65 has Alzheimer’s, with roughly 6.9 million Americans currently living with it. It is estimated that this number will grow to 13 million by 2050 barring the development of medical breakthroughs to prevent, slow or cure the disease. Many Alzheimer’s related associations believe the actual number of adults with Alzheimer’s may be much higher since current statistics do not account for deaths from complications or from related diseases like pneumonia or heart attack. These death certificates only list the most immediate cause. The fastest growing age group in the U.S. is the “over 85” group within which one in three individuals has Alzheimer’s.

It is estimated that the cost of caring for people with Alzheimer’s and other dementias will increase from an estimated $360 billion in 2024 to a projected $1 trillion per year by 2050 with Medicare and Medicaid covering approximately 70% of such costs. Over 11 million Americans provide unpaid care for people with Alzheimer’s or other dementias. The Alzheimer’s Association estimated that, in 2023, caregivers to individuals with Alzheimer’s provided 18.4 billion hours of care valued at $346.6 billion.

Alzheimer’s Therapeutic Landscape

According to the Alzheimer’s Association, the following is a pictorial representation of the more recent published data encompassing the Alzheimer’s therapeutics landscape.

There are currently several experimental therapeutic agents for Alzheimer’s in various stages of development with clinical testing directed towards amyloid-beta, or Aβ, clearance, and inhibition of Tau protein aggregation or phosphorylated-Tau, or pTau, clearance. In June 2021, the FDA approved Biogen’s Alzheimer’s drug aducanumab, also known as Aduhelm, making it the first medication cleared by U.S. regulators to reduce amyloid plaques in people living with Alzheimer’s and the first new medication for the disease in nearly two decades. There were previously no drugs cleared by the FDA that can slow the mental decline caused by Alzheimer’s, which is the seventh-leading cause of death in the U.S. In July 2023, an anti-beta amyloid antibody known as Lecanemab-irmb (“Leqembi”), received full approval by FDA for treatment of Alzheimer’s. In July 2024, the FDA approved Eli Lilly’s Alzheimer’s drug donanemab, also known as Kisunla, which targets amyloid in the brain. Given the current weight of evidence, amyloid is now established as a cause of Alzheimer’s.

Both Leqembi and Kisunla are humanized monoclonal antibodies that bind with high affinity to soluble amyloid-beta oligomers, which reportedly are toxic to neurons. Both Leqembi and Kisunla reduced biomarkers of amyloid in early Alzheimer’s and resulted in moderately less decline on measures of cognition and function compared to placebo at 18 months. Since Leqembi and Kisunla only provide passive immunity, antibody infusions are needed every 2 or 4 weeks, respectively. Both Leqembi and Kisunla support and validate the amyloid theory, but in routine medical practice there will be a large burden on the health care system due to the need for bi-weekly or monthly infusions.

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

BD occurs in approximately 1% of the global population. According to the NIH, roughly seven million are estimated to be affected at some point in their lives; rates appear to be similar in females and males. Symptoms most commonly begin between the ages of 20 and 25 years old; an earlier onset in life is associated with a worse prognosis. Interest in functioning in the assessment of patients with BD is growing, with an emphasis on specific domains such as work, education, social life, family, and cognition. Around one-quarter to one-third of people with BD have financial, social or work-related problems due to the illness. BD is among the top 20 causes of disability worldwide and leads to substantial costs for society. Due to lifestyle choices and the side effects of medications, the risk of death from natural causes such as coronary heart disease in people with BD is twice that of the general population.

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

According to the NIH, about 3.5%, or roughly nine million, adults in the U.S. have PTSD in a given year, and 9% of people develop it at some point in their life. In much of the rest of the world, rates for a given year are between 0.5% and 1% of the population. Higher rates may occur in regions of armed conflict. It is more common in women than men. PTSD was first mentioned in the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-I) in the 1950s under the term “gross stress reaction.” Although this diagnosis included psychological problems related to traumatic events such as wartime combat, it limited symptoms to six months. This diagnosis was removed from the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-II) in 1968, representing a regression in accurate PTSD characterization. The long-term psychological disabilities experienced by trauma survivors, including Vietnam veterans, sexual assault victims and Holocaust survivors led to the introduction of PTSD in the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-III) in 1980, where, for the first time, the definition of PTSD highlighted the critical connection between traumatic events and long-term psychological symptoms.

Post-Traumatic Stress Disorder Therapeutic Landscape

Prevention may be possible when counselling is targeted at those with early symptoms but is not effective when provided to all trauma-exposed individuals, whether or not symptoms are present. The main treatments for people with PTSD are counselling (psychotherapy) and medication. Antidepressants of the selective serotonin reuptake inhibitors (“SSRI”) or serotonin-norepinephrine reuptake inhibitors (“SNRI”) type are the first-line medications used for PTSD and are moderately beneficial for about half of people. Benefits from medication are less than those seen with counselling. It is not known whether using medications and counselling together has greater benefit than either method separately.

Sertraline (Zoloft) and Paroxetine (Paxil) are FDA-approved medications for PTSD. Reviews by a group of doctors of pharmacological monotherapy in 2015 and 2021 found that paroxetine, fluoxetine, sertraline and venlafaxine could be effective for PTSD, but the magnitude of the effect was low and the clinical relevance was unclear. These reviews excluded lithium treatments. Medications, other than some SSRIs or SNRIs, do not have enough evidence to support their use and, in the case of benzodiazepines, may worsen outcomes.

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

Manufacturing

Currently, we do not have in-house manufacturing capabilities. We have outsourced and expect to continue to outsource the manufacturing of our products to third party contractors with special capabilities to manufacture chemical drugs and biologic drug candidates for submission and clinical testing under FDA guidelines and, for AL001 and ALZN002, have received Good Manufacturing Practices, or GMP, material manufactured for clinical trial. There are several sources of manufacturing available once a therapy or treatment can achieve Phase II study as identified in a publication by Pharma.org released in 2013 (http://www.phrma.org/sites/default/files/Alzheimer’s%202013.pdf).

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

Human Health Product Regulation in the United States

In the United States, the FDA regulates pharmaceuticals under the Federal Food, Drug, and Cosmetic Act and related regulations promulgated thereunder. Pharmaceuticals are also subject to other federal, state, and local statutes and regulations. Failure to comply with applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA of an Institutional Review Board, or IRB, a clinical hold on trials, a refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or referrals to the Department of Justice for criminal prosecution. Any agency or judicial enforcement action could have a material adverse effect on us.

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

We will need to successfully complete sufficient clinical trials in order to be in a position to submit a BLA or NDA to the FDA. We must reach agreement with the FDA on the proposed protocols for our future clinical trials in the U.S. A separate submission to the FDA must be made for each successive clinical trial to be conducted during product development. Further, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site, and an informed consent must also be obtained from each study subject. Regulatory authorities, a data safety monitoring board or the sponsor may all suspend or terminate a clinical trial at any time on numerous grounds.

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

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured, even if such facilities are located overseas. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications.

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

The testing and approval process for a drug requires substantial time, effort and financial resources, and this process may take several years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to secure necessary governmental approvals, which could delay or preclude us from marketing our products.

The FDA may require, or companies may at their own discretion pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition that must be satisfied for continuing drug approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies to specifically address safety issues identified by the agency. Any approvals that we may ultimately receive could be withdrawn if required post-marketing trials or analyses do not meet the FDA requirements, which would materially harm the commercial prospects for AL001 or ALZN002.

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

Based on our preclinical data, AL001 has a positive effect on the pharmacodynamic biomarkers of Alzheimer’s. We intend to validate this clinically and if confirmed, we believe that AL001 is a candidate for breakthrough therapy designation because of its positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s. We also believe that ALZN002 is positioned for a breakthrough therapy designation because of its positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s.

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

The MRP is based on the principle of mutual recognition by EU Member States of their respective national marketing authorizations. Based on a marketing authorization in the reference EU Member State, the applicant may apply for marketing authorizations in other EU Member States. In such case, the reference EU Member State will update its existing assessment report about the drug in 90 days. After the assessment is completed, copies of the report are sent to all EU Member States, together with the approved summary of product characteristics, labeling and package leaflet. The concerned EU Member States then have 90 days to recognize the decision of the referenced EU Member State and the summary of product characteristics, labeling and package leaflet. National marketing authorizations will be granted within 30 days after acknowledgement of the agreement.

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

Employees and Human Capital Resources

As of April 30, 2024, we have four full-time employees and three part-time employees. We also utilize independent consultants to assist us in our medical research and development projects.

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

As of April 30, 2024, we had $376,000 in cash and cash equivalents. In May 2024, subsequent to the end of our fiscal year, we entered into a transaction with an investor that, if the investor bides by its commitments, should produce a temporarily significant dollar amount of financing, subject to our ability to achieve certain milestones. Based on our current operating plan, we believe that this funding will be enable us to fund our operations for the next twelve months. In particular, we need additional funds to allow us to fund Phase II clinical trials for AL001 in Alzheimer’s, BD, MDD and PTSD and to complete the on-going Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing clinical trial for ALZN002 or our planned clinical trials for AL001 may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We will not have sufficient funds to complete any of these planned or ongoing clinical trials or the clinical development of either AL001 or ALZN002 through regulatory approval. We will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital, if available on reasonable terms if at all, may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, or cause our stockholders to incur substantial dilution.

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

Our independent registered public accounting firm has issued a going concern opinion on our financial statements for the year ended April 30, 2024, expressing substantial doubt that we can continue as an ongoing business due to insufficient capital for us to fund our operations. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to successfully raise additional capital, we will need to create and implement alternate operational plans to continue as a going concern, and investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

Risks Related to Our Product Candidates

We have both operational and financial milestones that must be met to maintain the licensing rights to our current technology and intellectual property from the Licensor.

There are certain license fees and milestone payments required to be paid by us to the Licensor, pursuant to the terms of license agreements we have entered into with the Licensor. The license agreements for ALZN002 require us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002 while the license agreements for AL001 require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for ALZN002 and an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of ALZN002, the Licensor received 24,012 shares of our common stock. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 14,853 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement. Minimum royalties for November AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the November AL001 License Agreements .Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

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

*Milestone met and completed

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

*Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	March 2026	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

These AL001 License Agreements have an indefinite term that continue until the later of the date no licensed patent under the applicable agreement remains a pending application or enforceable patent, the end date of any period of market exclusivity granted by a governmental regulatory body, or the date on which the licensee’s obligations to pay royalties expire under the applicable license agreement.

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

In the future, we plan to submit AL001 and ALZN002 and, potentially, other product candidates for regulatory approval. Currently, however, neither AL001 nor ALZN002 has been submitted for regulatory approval, which would be required before we seek to initiate commercial distribution. To date, we have invested nearly all of our resources in establishing our company, acquiring the intellectual property of our product candidates, AL001 and ALZN002 and conducting certain preclinical studies and clinical trials. Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and, ultimately, to generate revenue, are directly dependent upon the successful development, FDA approval and commercialization of AL001 or ALZN002.

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

Most attempts at drug approval for Alzheimer’s have failed.

Despite billions of dollars invested by the NIH and the biopharmaceutical industry in research programs to develop novel therapeutics for Alzheimer’s, the FDA has only approved three new drugs for Alzheimer’s since 2003; in June 2021, aducanumab (Biogen, Inc) received approval from the FDA for the treatment of Alzheimer’s using the accelerated approval pathway; in July 2023, Leqembi (Eisai) received full approval by the FDA for treatment of Alzheimer’s; and in July 2024, Kisunla (Eli Lilly) received full approval by the FDA for treatment of Alzheimer’s. Since 2003, many new types and classes of drugs have been developed and tested in Alzheimer’s, including monoclonal antibodies, gamma secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme inhibitors, receptor for advanced glycation end-products inhibitors, nicotinic partial agonists and allosteric modulators, serotonin subtype receptor antagonists, and others. Except for Biogen’s, Eisai’s and Eli Lilly’s approvals, referred to above, virtually all of these scientific programs have failed in clinical testing.

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

Clinical trials are expensive, time consuming and difficult to design and implement. The result of a clinical trial may be undesirable and can result in a clinical trial cancellation or the need for re-evaluation and supplementation. Even if the results of our clinical trials are favorable, the clinical trials for AL001 or ALZN002 are expected to continue for a few years and may even take significantly longer to complete. In addition, we, the FDA, an IRB, or other regulatory authority, whether in the United States, European Union or elsewhere, may suspend, delay or terminate our clinical trials at any time, for various reasons, including, without limitation:

•	lack of effectiveness of AL001 or ALZN002 during clinical trials;

•	discovery of serious or unexpected toxicities or side effects experienced by trial participants or other safety issues;

•	slower than expected rates of subject recruitment and enrollment rates in clinical trials;

•	difficulty in retaining subjects who have initiated a clinical trial but may have withdrawn due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

•	delays or inability in manufacturing or obtaining sufficient quantities of materials for use in clinical trials due to manufacturing or regulatory constraints;

•	inadequacy of or changes in our manufacturing process or product formulation;

•	delays in obtaining regulatory authorization to commence a trial, including experiencing “clinical holds” or delays requiring suspension or termination of a trial by a regulatory agency, such as the FDA, before or after a trial is commenced;

•	changes in applicable regulatory policies and regulations;

•	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective clinical trial sites;

•	delay or failure to supply product for use in clinical trials which conforms to regulatory specification;

•	unfavorable results from ongoing preclinical studies and clinical trials;

•	failure of any CROs that we may partner with in the future, or other third-party contractors, to comply with all contractual requirements or to perform their services in a timely or acceptable manner;

•	failure by us, our employees, any CROs or their employees to comply with all applicable FDA or other regulatory requirements relating to the conduct of clinical trials;

•	scheduling conflicts with participating clinicians and clinical institutions;

•	failure to design appropriate clinical trial protocols; or

•	regulatory concerns with pharmaceutical products generally and the potential for abuse.

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

We plan to seek full FDA approval in the United States for AL001 and ALZN002 to treat neurodegenerative diseases and psychiatric disorders, including Alzheimer’s, BD, MDD and PTSD. If AL001 or ALZN002 is approved, the FDA will restrict our ability to market or advertise it for the treatment of indications other than the one for which it is approved, which would limit its use. If we decide to attempt to develop, promote and commercialize new treatment indications and protocols for AL001, ALZN002 and potentially other product candidates in the future, we could not predict when, or if, we would ever receive the approvals required to do so. We would be required to conduct additional studies to support such applications for additional use, which would consume additional resources and may produce results that do not result in FDA approvals. If we do not obtain additional FDA approvals, our ability to expand our business in the United States would be adversely affected, which could materially and adversely affect our business, results of operations and financial condition.

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

We rely on the FDA to assist with the development of our product candidates. The ability of the FDA to review and approve new drug products can be affected by a variety of factors outside of our control, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

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

We cannot assure you that AL001, ALZN002 or any of our future product candidates will not infringe existing or future patents. We may be unaware of patents that have already been issued that a third party might assert are infringed by AL001, ALZN002 or one of our future product candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications now pending of which we are unaware of and which may later result in issued patents that we may infringe by commercializing AL001, ALZN002 or any of our future product candidates. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may face claims from non-practicing entities (commonly referred to as patent trolls), which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

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

The strength of patents involves complex legal and scientific questions and can be uncertain. The patent applications that we may in the future own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents are successfully issued, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, any of our future patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we may own, license or pursue with respect to AL001, ALZN002 or any future product candidates is threatened, it could threaten our ability to commercialize AL001, ALZN002 or any future product candidates. Further, if we encounter delays in our development efforts, the period of time during which we could market AL001, ALZN002 or any future product candidates under patent protection would be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to AL001, ALZN002 or any future product candidates.

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

Filing, prosecuting and defending patents on AL001, ALZN002 and any future product candidates throughout the world is prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued or licensed patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In the aggregate, beneficial ownership of the shares of our common stock by our directors and executive officers and their respective affiliated parties represents approximately 60.5% of the outstanding shares of our common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control of our company and might affect the market price of our common stock.

Members of the Board of Directors and executive officers of our company and AULT, contain some of the same individuals, which may present potential conflicts of interest.

Milton C. (Todd) Ault III, our Founder, and Vice Chairman, has significant influence over our Company, directly and indirectly through his controlling equity interest in Ault & Company, Inc. (“Ault & Co.”), the parent of Ault Life Sciences, Inc. (“ALSI”) and Ault Life Sciences Fund, LLC (“ALSF”). Mr. Ault is also the Executive Chairman and single largest stockholder (through his control of Ault & Co.) of AULT, a publicly traded diversified holding company focused primarily on digital mining of Bitcoin and its crane services, defense/aerospace, industrial, automotive, medical/biopharma, hotel operations and textiles. The Board of Directors (“Board”) and executive officers of our company and the board of directors and executive officers of AULT contain some of the same individuals, all of whom devote a portion of their business and professional time and efforts to the respective businesses of our company as well as AULT. In addition to Mr. Ault, William B. Horne, the Chairman of the Board, is the Chief Executive Officer and a director of AULT, Henry Nisser, our Executive Vice President, General Counsel and a director of our company, is the President, General Counsel and a director of AULT and Kenneth S. Cragun, our Senior Vice President of Finance is the Chief Financial Officer of AULT.

While we believe that our business and technologies are distinguishable from those of AULT and that we do not compete in the markets in which AULT compete, Mr. Ault and the other named individuals may have potential conflicts of interest with respect to, among other things, potential corporate opportunities, business combinations, joint ventures and/or other business opportunities that may become available to them, our company or AULT. Moreover, while Mr. Ault and the other named individuals have agreed to devote a portion of their business and professional time and efforts to our company, potential conflicts of interest also include the amount of time and effort devoted by each of them to the affairs of AULT. We may be materially adversely affected if Mr. Ault and/or the other named individuals choose to place the interests of AULT before those of our company. Each of Mr. Ault and the other named individuals has agreed that, to the extent such opportunities arise, he will carefully consider a number of factors, including whether such opportunities were presented to him in his capacity as an officer or director of our company, whether such opportunities are within our company’s line of business or consistent with our strategic objectives and whether our company will be able to undertake or benefit from such opportunities. In addition, our Board has adopted a policy whereby any future transactions between us and any of our affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to our company than could reasonably be obtained in “arm’s length” transactions with independent third parties, and any such transactions will also be approved by a majority of our disinterested independent directors. Each of Mr. Ault and the other named individuals owe fiduciary duties of good faith, care and loyalty to our company under Delaware law. However, the failure of our management to resolve any conflicts of interest in favor of our company could materially adversely affect our business, financial condition and results of operations.

Certain provisions of our certificate of incorporation allow concentration of voting power, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

Provisions of our certificate of incorporation may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving our company that is not approved by our Board, even if those events may be perceived to be in the best interests of our stockholders. Further, we may designate and issue separate classes of preferred stock that may entitle their holder(s) to exercise significant control over us. Consequently, anyone to whom or which these shares are or were issued could have sufficient voting power to significantly influence if not control the outcome of all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of our Board, and mergers and other business combinations involving us. In addition, through any such person’s control of our Board and voting power, the affiliate may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional debt or equity securities), and the acquisition or disposition of assets by us. In addition, the concentration of voting power in the hands of an affiliate could have the effect of delaying or preventing a change in control of our company, even if the change in control could benefit our stockholders and may adversely affect the future market price of our common stock should a trading market therefor develop.

Risks Relating to Ownership of Our Common Stock

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our Common Stock could be delisted, which would adversely affect our Common Stock’s market price and liquidity and reduce our ability to raise capital.

On September 26, 2023, we were notified by the staff of The Nasdaq Stock Market LLC (“Nasdaq”) that for the previous 30 consecutive trading days, the minimum Market Value of Listed Securities (“MVLS”) for our common stock was below the $35 million minimum MVLS requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(2) (the “MVLS Rule”). In accordance with Listing Rule 5810(c)(3)(C), we were provided 180 calendar days, or until March 25, 2024, to regain compliance with the MVLS Rule.

On March 26, 2024, we were notified by Nasdaq that we had not regained compliance with the MVLS Rule. As a result, unless we requested an appeal of this determination, Nasdaq determined that our common stock would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on April 4, 2024 and a Form 25-NSE would be filed with the SEC. On April 2, 2024, we requested a hearing before a Hearings Panel (the “Panel”) to appeal the determination. The Panel heard our appeal at a hearing on May 9, 2024. On May 21, 2024, we received notice from the Panel that it granted our request to continue our listing on Nasdaq, subject to us demonstrating compliance, on or before September 23, 2024, with Listing Rule 5550(b)(1), which requires stockholder equity of at least $2.5 million (or an alternative listing standard), and satisfying all applicable requirements for continued listing on Nasdaq. There can be no assurance as to our ability to demonstrate compliance on or before September 23, 2024.

In addition, on February 1, 2024, we received a notice in the form of a letter from Nasdaq stating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2) because the bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until July 30, 2024, to regain compliance with the Nasdaq Listing Rule 5550(a)(2). The deficiency letter states that to regain compliance, the bid price for our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days (the “Minimum Bid Price”) during the compliance period ending July 30, 2024. In the event that we do not regain compliance within this 180-day period, we may be eligible to seek an additional compliance period of 180 calendar days if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price, and provide written notice to Nasdaq of our intent to cure the deficiency during this second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that we will not be able to cure the deficiency, or if we are otherwise ineligible, Nasdaq will provide us with notice that our common stock will be subject to delisting. At that time, we may appeal any such delisting determination to a Nasdaq hearings panel. The deficiency letter has no immediate effect on the listing of our common stock, and our common stock will continue to trade on The Nasdaq Capital Market under the symbol “ALZN.”

Effective July 16, 2024, we effected a one-for-ten reverse stock split of our common stock, with the intent to achieve compliance with the Minimum Bid Price requirement. While we are exercising diligent efforts to maintain the listing of our common stock on Nasdaq, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price or maintain compliance with the other Nasdaq listing standards.

If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair the liquidity of our common stock and could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in potential loss of confidence by investors, employees, and fewer business development opportunities.

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

Our common stock is listed on the Nasdaq Capital Market. Since our initial public offering last year, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the year ended April 30, 2024, our stock closed at prices between $6.76 per share and $115.95 per share, as reported on Nasdaq.com.

Stock markets, in general, have experienced, and continue to experience, significant price and volume volatility, and the market price of our common stock may continue to be subject to similar market fluctuations unrelated to our operating performance or prospects. This increased volatility, coupled with depressed economic conditions, could continue to have a depressive effect on the market price of our common stock. The following factors, many of which are beyond our control, may influence our stock price:

•	announcements of the failure to obtain regulatory approvals or receipt of a “complete response letter” from the FDA;

•	announcements of restricted label indications or patient populations, or changes or delays in regulatory review processes;

•	announcements of therapeutic innovations or new products by us or our competitors;

•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;

•	changes or developments in laws or regulations applicable to our product candidates;

•	any failure of our testing and clinical trials;

•	product liability claims, other litigation or public concern about the safety of our product candidates or future products;

•	any adverse changes to our relationship with licensors, manufacturers or suppliers;

•	the loss of any of our key scientific or management personnel;

•	any major changes to our Board or management;

•	the failure to obtain new commercial partners;

•	announcements concerning our competitors or the pharmaceutical industry in general;

•	the failure to achieve expected product sales and profitability;

•	the failure to obtain reimbursements for our product candidates as part of any healthcare insurance plan, or reductions in such reimbursements;

•	actual or anticipated fluctuations in our cash position or operating results;

•	manufacturing, supply or distribution shortages related to our current or future product candidates for our development programs and commercialization;

•	changes in financial estimates or recommendations by securities analysts;

•	the termination of any of our existing license agreements;

•	announcements relating to future licensing or development agreements;

•	potential acquisitions;

•	the trading volume of shares on The Nasdaq Capital Market;

•	sales of our shares by us, our executive officers or directors or our shareholders;

•	fluctuations in the U.S. equity markets;

•	changes in accounting principles;

•	market conditions in the healthcare sector; and

•	general economic conditions in the United States and elsewhere.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of July 29, 2024, we had 841,240 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We have limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the audit of our financial statements for the year ended April 30, 2024, we identified material weaknesses in our internal control over financial reporting.   A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions and, we have not designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to payment and financial accounting systems.

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

As a public company, and particularly after we are no longer an emerging growth company (or, to a lesser extent, a smaller reporting company), we will incur significant legal, accounting, and other expenses that we did not incur as a private company. Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Capital Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. We expect that we will need to hire additional accounting, finance, and other personnel in connection with our becoming, and our efforts to comply with the requirements of being, a public company, and our management and other personnel will need to devote a substantial amount of time towards maintaining compliance with these requirements. These requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that the rules and regulations applicable to us as a public company may make it more difficult and more expensive for us to obtain director and officer liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board. We are currently evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Information Security Program

The mission of our information security program is to design, implement, and maintain a comprehensive information security program that protects our systems, services, and data against unauthorized access, disclosure, modification, damage, and loss. Our information security program is comprised of internal and external security and technology professionals who work collaboratively to identify, assess, manage, and mitigate cybersecurity risks and threats across the Company and third-party contractors.

We recognize the importance of effectively managing material risks associated with cybersecurity threats, as defined in Item 106(a) of Regulation S-K. Our risk management program integrates the monitoring and management of these risks and threats and is informed by applicable laws, regulations, industry standards, and best practices. We continue to invest in information security resources to mature, expand, and adapt our capabilities to address emerging cybersecurity risks and threats.

Our information security organization is committed to maintaining a robust and resilient security posture that enables us to protect our assets, maintain our stakeholders' trust, and support our business's overall success.

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management and strategy are integral components of our comprehensive information security program. They guide our continuous efforts to evaluate and improve the confidentiality, integrity, and availability of our critical systems, data, and operations.

We have adopted an Information Security Policy (the “Info-Sec Policy”) and an Incident Response Plan (the “Response Plan”)  that establish administrative, physical, and technical controls and procedures to protect sensitive data throughout the Company. These policies also outline processes to assess, identify, manage, and report cybersecurity risks and incidents. The Info-Sec Policy applies to all persons working for the Company and any third parties working with us in any capacity.

Our approach to controls and risk management is informed by applicable laws and regulations, as well as industry standards and best practices. These serve as a guide to help us identify, assess, and manage cybersecurity controls and risks relevant to our business.

Our cybersecurity risk management program includes:

1.	Identifying cybersecurity risks that could impact our facilities, third-party vendors/partners, operations, critical systems, information, and broader enterprise information technology environment. Risks are informed by threat intelligence, current and historical adversarial activity, and industry-specific threats;

2.	Performing cybersecurity risk assessments to evaluate our readiness if the risks were to materialize;

3.	Ensuring risk is addressed and tracking any necessary remediation through an action plan;

4.	Analyzing all third-party vendors for compliance with our internal Info-Sec Policy to assess potential risks associated with their security controls. We generally require third parties to maintain security controls, notify us promptly of any data breach or cybersecurity incident that may impact our data, and provide written assurance of corrective actions; and

5.	Engaging and utilizing a comprehensive suite of security solutions, including enterprise mobility management, endpoint protection, secure file transfer, and security information and event management to monitor and actively respond to cybersecurity threats. These solutions work together to secure our endpoints, protect against malware, ensure the safe transfer of files, and provide our cybersecurity team with the functionality to build alerts on specific use cases that are important and unique to our business.

Cybersecurity Governance

Our Board oversees cybersecurity risk as part of its overall risk oversight function. We utilize resources from AULT to act as our information technology department (the “IT Department”), which functions as our Information Security Advisory Team. The IT Department is responsible for managing our information security program and implementing cybersecurity risk management practices.

The IT Department collaborates with various stakeholders across the organization to identify, assess, and mitigate cybersecurity risks. They regularly monitor and adapt our information security program to address the evolving threat landscape.

In the event of a cybersecurity incident, the IT Department promptly reports the matter to the Chief Financial Officer. The Chief Financial Officer is responsible for assessing the severity and potential impact of the incident and determining the appropriate course of action. The Chief Financial Officer keeps the Board informed of significant cybersecurity incidents and provides updates on the overall status of our cybersecurity program as needed.

This governance structure ensures that cybersecurity risks are effectively managed by the IT Department, with oversight from the Chief Financial Officer and the Board. It maintains clear lines of communication and accountability, enabling timely decision-making and response to cybersecurity matters.

During fiscal 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not successfully eliminate all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred.

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

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “ALZN”. Effective July 16, 2024, we effected a one-for-ten reverse stock split of our common stock

Holders of Record

As of July 29, 2024, there were approximately 67 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of our Board subject to applicable laws and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.

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

Income Taxes. We recognize deferred income taxes for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We had no uncertain tax positions as of April 30, 2024.

Preferred Stock Classification. We analyze the terms of our preferred stock using Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, to determine whether our preferred stock should be classified as a liability or equity, and if classified as equity, permanent or temporary. Common criteria we consider are redemption provisions, conversion options, cumulative of mandatory fixed dividends, discretionary dividends based on earning, voting rights and collateral requirements.

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

Based on the results from our Phase IIA MAD study, we plan to initiate two safety and efficacy clinical trials in subjects with mild to moderate dementia of the Alzheimer’s type. Additionally, we are investigating the potential of AL001 for patients suffering from BD, MDD and PTSD, and submitted IND applications to the FDA for these indications. The IND for BD was submitted in August 2023 and we received a “study may proceed” letter from the FDA in September 2023. The IND for MDD was submitted in October 2023 and we received a “study may proceed” letter from the FDA in November 2023. The IND for PTSD was submitted in November 2023 and we received a “study may proceed” from the FDA in December 2023. We intend to initiate clinical trials in 2025 at this MTD to determine relative increased lithium levels in the brain compared to a marketed lithium salt for Alzheimer’s, BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace a 300 mg TID lithium carbonate dose for treatment of BD with a 240 mg TID AL001 lithium equivalent, which represents a daily decrease of 20% of lithium given to a patient.

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

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. On February 13, 2024, we received notice from the company we engaged as our contract research organization (“CRO”), Biorasi, LLC (“Biorasi”) that Biorasi was terminating our contract with them. We are currently pursuing the engagement of a replacement CRO.

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

Results of Operations

Results of Operations for the Year Ended April 30, 2024 Compared to Year Ended April 30, 2023

The following table summarizes the results of our operations for the years ended April 30, 2024 and 2023:

	For the Year Ended April 30,
	2024	2023	$ Change	% Change
OPERATING EXPENSES
Research and development	$6,455,107	$7,445,857	$(990,750)	-13%
General and administrative	3,482,538	7,424,609	(3,942,071)	-53%
Total operating expenses	9,937,645	14,870,466	(4,932,821)	-33%
Loss from operations	(9,937,645)	(14,870,466)	4,932,821	-33%

OTHER EXPENSE, NET
Interest expense	(10,101)	(7,701)	(2,400)	31%
Total other expense, net	(10,101)	(7,701)	(2,400)	31%

NET LOSS	$(9,947,746)	$(14,878,167)	$4,930,421	-33%

Basic and diluted net loss per common share	$(14.70)	$(22.89)	$8.19	*

Basic and diluted weighted average common shares outstanding	676,565	650,126		*
*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the years ended April 30, 2024 and 2023, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the years ended April 30, 2024 and 2023 were $6.5 million and $7.4 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees, stock-based compensation expense, as well as other research and development expenses:

	For the Year Ended April 30,
	2024	2023	$ Change	% Change
Professional fees	$2,898,402	$4,617,816	$(1,719,414)	-37%
Clinical trial fees	3,246,578	2,465,437	781,141	32%
Stock-based compensation expense	213,905	(42,589)	256,494	602%
Other research and development expenses	96,222	405,193	(308,971)	-76%
Total research and development expenses	$6,455,107	$7,445,857	$(990,750)	-13%

Professional Fees

During the years ended April 30, 2024 and 2023, we incurred professional fees of $2.9 million and $4.6 million, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred related to the preparation for the clinical trial for ALZN002 during the year ended April 30, 2024, compared to professional fees incurred for the Phase IIA clinical trial for AL001 during the year ended April 30, 2023.

Clinical Trial Fees

During the years ended April 30, 2024 and 2023, we incurred clinical trial fees of $3.2 million and $2.5 million, respectively, Clinical trial fees for the year ended April 30, 2024, consisted of $1.9 million for our Phase IIA clinical trial for AL001 and $1.3 million for our Phase IIA clinical trial for ALZN002. Clinical trial fees for the year ended April 30, 2023 were for our Phase I clinical trial for AL001.

Stock-Based Compensation Expense

During the years ended April 30, 2024 and 2023, we incurred $214,000 and $(43,000), respectively, in research and development stock-based compensation expense related to stock option grants to consultants. The increase in research and development stock-based compensation expense for the year ended April 30, 2024 was a result of the vesting of performance stock options grants.

Other Research and Development Expenses

During the years ended April 30, 2024 and 2023, we incurred other fees of $96,000 and $405,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the years ended April 30, 2024 and 2023 were $3.5 million and $7.4 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: stock-based compensation expense; salary and benefits; professional fees; marketing fees; insurance; travel and entertainment; as well as Board fees. For the years ended April 30, 2024 and 2023, the remaining general and administrative expenses of $381,000 and $514,000, respectively, primarily consisted of payments for advertising and promotion, transfer agent fees, travel, and other office expenses, none of which is significant individually.

	For the Year Ended April 30,
	2024	2023	$ Change	% Change
Salary and benefits	$836,046	$1,042,860	$(206,814)	-20%
Stock-based compensation expense	741,728	3,625,214	(2,883,486)	-80%
Professional fees	735,915	762,396	(26,481)	-3%
Insurance	381,737	587,427	(205,690)	-35%
Marketing fees	247,334	742,601	(495,267)	-67%
Board fees	158,333	150,000	8,333	6%
Other general and administrative expenses	381,446	514,111	(132,665)	-26%
Total general and administrative expenses	$3,482,538	$7,424,609	$(3,942,071)	-53%

Salary and Benefits

During the years ended April 30, 2024 and 2023, we incurred $836,000 and $1.0 million, respectively, in employee-related expenses. As of April 30, 2024, we had four full-time and three part-time employees. The decrease in salary and benefits expense was a result of lower bonuses earned during the year ended April 30, 2024.

Stock-based Compensation Expense

During the years ended April 30, 2024 and 2023, we incurred general and administrative stock-based compensation expense of $741,000 and $3.6 million, respectively, related to stock option grants to executives, employees and consultants. The decrease in stock-based compensation expense for the year ended April 30, 2024 was a result of fewer stock options vesting during the period compared to the prior year period.

Professional Fees

During the years ended April 30, 2024 and 2023, we incurred professional fees of $736,000 and $762,000, respectively. During the year ended April 30, 2024, we incurred $341,000 in audit and tax fees, $192,000 in investor relations, $104,000 in legal fees, $33,000 in related party consulting, $28,000 in Sarbanes-Oxley compliance fees and $38,000 in other professional fees. During the year ended April 30, 2023, we incurred $189,000 in Sarbanes-Oxley compliance fees, $187,000 in connection with a consulting agreement, $187,000 in audit and tax fees, $126,000 in legal fees, $50,000 in related party consulting and $23,000 in other professional fees.

Insurance Expense

During the years ended April 30, 2024 and 2023, we incurred insurance expense of $382,000 and $587,000, respectively, which was primarily directors and officers insurance.

Marketing Fees

During the years ended April 30, 2024 and 2023, we incurred marketing fees of $247,000 and $743,000, respectively, which was primarily expenses related to the marketing and brand development agreement with AULT.

Current and Deferred Income Taxes

As of April 30, 2024 and 2023, we had deferred tax assets totaling $15.8 million and $10.8 million, respectively. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a 100% valuation allowance. As a result of the full valuation allowance, we did not record an income tax benefit for the years ended April 30, 2024 and 2023.

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

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of April 30, 2024, we had cash of $376,000 and an accumulated deficit of $54.0 million. We have incurred recurring losses and reported losses for the year ended April 30, 2024 totaling $9.9 million. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

We will need to obtain substantial additional funding in the future for our clinical development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. As previously disclosed, we had anticipated beginning Phase II clinical trials for AL001 additional indications in the first quarter of calendar 2024. Due to the Company’s inability to obtain significant additional financing, we have been unable to initiate those clinical trials and reduce the working capital deficiency. Our future capital requirements will depend on many factors, including:

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

On September 8, 2023, we entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, as sales agent to sell shares of our common stock, having an aggregate offering price of up to approximately $9.8 million from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act. On September 8, 2023, we filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $9.8 million in shares of common stock in the ATM Offering.

During the year ended April 30, 2024, we sold an aggregate of 107,682 shares of common stock pursuant to the ATM Offering for proceeds of $1.3 million. On May 6, 2024, we terminated our ATM Offering.

Series B Preferred Financing

On January 31, 2024, we entered into a securities purchase agreement with Ault Lending (“AL SPA”) whereby Ault Lending may purchase of up to 6,000 shares of series B convertible preferred stock (“Series B Convertible Preferred Stock”) and warrants to purchase shares up to 600,000 shares of our common stock. The AL SPA provides that Ault Lending may purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending has the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The Agreement will automatically terminate if the final closing has not occurred prior to the Termination Date.

On January 31, 2024, we sold 1,220 shares of Series B Convertible Preferred Stock and warrants to purchase 122,000 shares of common stock with an exercise price of $12.00, for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to us between November 9, 2023 and January 31, 2024 and a subscription receivable of $70,000. On March 26, 2024, we sold 780 shares of Series B Convertible Preferred Stock and warrants to purchase 78,000 shares of common stock with an exercise price of $12.00, for a total purchase price of $780,000. On April 29, 2024, we sold 100 shares of Series B Convertible Preferred Stock and warrants to purchase 10,000 shares of common stock with an exercise price of $12.00, for a total purchase price of $100,000.

The Series B Convertible Preferred Stock has a stated value of $1,000 per share (“Series B Stated Value”) and does not accrue dividends. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of common stock determined by dividing the Series B Stated Value by $10.00 (the “Series B Conversion Price”). The Series B Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series B Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series B Convertible Preferred Stock are entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $8.73 (the “Voting Floor Price”), which represents the closing sale price of the common stock on the trading day immediately prior to the date of execution of the AL SPA. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The warrants have an exercise price of $12.00 (the “Series B Exercise Price”) and become exercisable on the first business day after the six-month anniversary of issuance (the “Series B Initial Exercise Date”) and have a five-year term, expiring on the fifth anniversary of the Series B Initial Exercise Date. The Series B Exercise Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series B Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

For the period ended January 31, 2024, we recorded the Series B Convertible Preferred Stock as mezzanine equity and the warrant as a liability. On March 21, 2024, we amended our Amended and Restated Certificate of Designations for our Series B Convertible Preferred Stock to remove certain change of control language that could be interpreted to require either debt or equity classification of the Series B Convertible Preferred Stock. As a result, we classified both the Series B Convertible Preferred Stock and warrant as equity for the period ended April 30, 2024.

Series A Preferred Financing

On May 8, 2024, we and Orchid Finance, LLC (“Orchid”), entered into a securities purchase agreement (the “Orchid SPA”) for the purchase of up to 2,500 shares of Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and warrants to purchase shares up to 2,500,000 shares of common stock in several tranche closings.

On May 10, 2024, we sold 100 shares of Series A Convertible Preferred Stock and warrants to purchase 80,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $1.0 million. The purchase price was paid by the surrender and cancellation of a term note issued by us to Orchid of $311,356, consisting of $310,000 of principal and $1,356 of accrued and unpaid interest, $100,000 discount and net cash of $588,644. On June 25, 2024, we sold 150 shares of Series A Convertible Preferred Stock and warrants to purchase 120,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $1.5 million. The purchase price was paid in cash.

Pursuant to the Orchid SPA, Orchid has agreed to purchase the remaining 2,250 Preferred Shares based on our achievement of the milestones set forth below (the “Milestones”):

•	250 Preferred Shares, for $2,500,000, within 30 days of the effectiveness of a resale registration statement (the “Registration Statement”);

•	200 Preferred Shares, for $2,000,000, within 60 days of the effectiveness of the Registration Statement and the execution of a partnership agreement with a nationally renowned research facility for a clinical trial (the “Fourth Tranche”); and

•	100 Preferred Shares, for $1,000,000, on each monthly anniversary of the effectiveness of the Registration Statement until all remaining 1,800 Preferred Shares have been sold (each, a “Final Tranche”).

Notwithstanding the foregoing Milestones, Orchid has the ability to invest any amount in its sole discretion in advance of the dates that the foregoing Milestones shall have been met. In the event that the average closing price of the common stock during the three trading days preceding the date of a tranche closing shall not be equal to or greater than $2.50 a share (the “Floor Price”), then the applicable closing shall be delayed until such time as the price meets the required threshold. We agreed to pay Ault Lending an origination fee of five percent (5%) of the total gross proceeds we receive from Orchid upon each purchase of Series A Convertible Preferred Stock. We also agreed to pay Orchid a fee of $100,000 upon the first closing, which occurred on May 10, 2024, the Fourth Tranche and the third, eighth and thirteenth closings constituting parts of the Final Tranche.

The Registration Statement registering for resale the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the warrants was declared effective on July 9, 2024. In addition, we agreed to use our best efforts to hold a special meeting of our stockholders within 90 days of the execution date of the Orchid SPA for purposes of seeking stockholder approval of the issuance of all the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit”, which is 19.99% of our shares of common stock issued and outstanding on the execution date of the Orchid SPA. We held a special meeting of stockholders on July 8, 2024, at which time, the stockholders approved the issuance of all the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit”.

The Series A Convertible Preferred Stock has a stated value of $10,000 per share (“Series A Stated Value”) and accrues dividends at the rate of 15% per annum, payable quarterly in arrears in cash or paid-in-kind shares, in Orchid’s sole discretion. Each share of Series A Convertible Preferred Stock is convertible into a number of shares of common stock determined by dividing the Series A Stated Value by (y) the greater of (i) the Floor Price and (ii) the lesser of (A) $15.00 and (B) 80% of the lowest closing price of our common stock during the three trading days immediately prior to the date of conversion into conversion shares (the “Series A Conversion Price”). The Series A Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series A Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series A Convertible Preferred Stock are entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $5.63 (the “Series A Voting Floor Price”), which represents the closing sale price of the common stock on the trading day immediately prior to the date of execution of the Orchid SPA. The Series A Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The warrants have an exercise price of $12.50 (the “Series A Exercise Price”) and are exercisable upon issuance and have a five-year term, expiring on the fifth anniversary of issuance. The Series A Exercise Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series A Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The warrants are exercisable on a cashless basis in the event that there is not then an effective resale registration statement for the common stock issuable upon exercise of the warrants.

Cash Flows

The following table summarizes our cash flows for the years ended April 30, 2024 and 2023:

	For the Year Ended April 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(8,269,993)	$(8,923,152)
Investing activities	(147,243)	-
Financing activities	3,652,425	200
Net decrease in cash and cash equivalents	$(4,764,811)	$(8,922,952)

Operating Activities

During the year ended April 30, 2024, net cash used in operating activities was $8.3 million. This consisted primarily of a net loss of $9.9 million, partially offset by non-cash charges of $956,000 in stock-based compensation expense and an increase in our net operating assets and liabilities of $671,000. The increase in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses.

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

Investing Activities

During the year ended April 30, 2024, net cash used in investing activities was $147,000, from the purchase of equipment and machinery to be used in our ALZN002 Phase I/IIA clinical trial.

Financing Activities

During the year ended April 30, 2024, net cash provided by financing activities was $2.1 million from the sale of convertible preferred stock to Ault Lending, a related party, $1.3 million from proceeds from the ATM Offering and $300,000 from a promissory note.

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

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 14,853 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

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

The ALZN002 License Agreement requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. We have already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 24,012 shares of our common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

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

As of April 30, 2024, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of April 30, 2024, our internal control over financial reporting was not effective.

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

Planned Remediation

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

•	Continue to formalize our internal control documentation and strengthening supervisory reviews by our management; and

•	Developing plans to add additional qualified accounting personnel and segregate duties amongst accounting personnel.

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

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2024, there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended April 30, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our executive officers, directors and director nominees, and their positions with us, as of the date of this Annual Report:

Name	Age	Position
Stephan Jackman	48	Chief Executive Officer and Director
David J. Katzoff	62	Chief Financial Officer
Henry Nisser	55	Executive Vice President, General Counsel and Director
Kenneth S. Cragun	63	Senior Vice President of Finance
William B. Horne	56	Chairman of the Board
Milton C. Ault III	54	Vice Chairman of the Board
Mark Gustafson	64	Director
Lynne Fahey McGrath, M.P.H., Ph.D.	69	Director
Jeffrey Oram	57	Director
Andrew H. Woo, M.D., Ph.D.	61	Director

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

David J. Katzoff joined our company on a part-time basis in November 2019, serving as our Senior Vice President of Operations from November 2019 to December 2020, as our Chief Operating Officer from December 2020 until August 2022 and currently serves as our Chief Financial Officer since August 2022. Mr. Katzoff has served as Senior Vice President of Finance of AULT since January 2019. Since February 2021, Mr. Katzoff has served as the Vice President of Finance of Ault Disruptive Technologies Corporation, a publicly traded special purpose acquisition company (“Ault Disruptive”). From December 2021 to September 2023, Mr. Katzoff served as the Chief Financial Officer of TurnOnGreen, Inc. (formerly, Imperalis Holding Corp.) (“TurnOnGreen”), an OTCQB quoted company. From 2015 to 2018, Mr. Katzoff served as Chief Financial Officer of Lumina Media, LLC, a privately-held media company and publisher of life-style publications. From 2003 to 2017, Mr. Katzoff served a Vice President of Finance of Local Corporation, a publicly-held local search company. Mr. Katzoff received a B.S. degree in Business Management from the University of California at Davis.

Henry C.W. Nisser has served as our Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director in September 2020. Since May 2019, Mr. Nisser has served as the Executive Vice President and General Counsel of AULT and as one of its directors since September 2020; he became AULT’s President on January 12, 2021. Since March 2023, Mr. Nisser has served as the President, General Counsel and director of RiskOn International, Inc., an OTCPK quoted company (“ROI”). Since February 2021, Mr. Nisser has served as the President, General Counsel and a director of Ault Disruptive. Since April 2023, Mr. Nisser has served as a director of The Singing Machine Company, Inc., an issuer listed on Nasdaq (“MICS”). Mr. Nisser is the Executive Vice President and General Counsel of Avalanche International Corp., a publicly traded Nevada company categorized as a “voluntary filer” (not required to file periodic reports) (“Avalanche”). Mr. Nisser has served as a President, General Counsel and a director of Ault & Co. since May 2019. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

Kenneth S. Cragun joined our company on a part-time basis in December 2018. Since February 2021, Mr. Cragun has served as the Chief Financial Officer of Ault Disruptive. Since August 2020, Mr. Cragun has served as the Chief Financial Officer of AULT and between October 2018 and August 2020, served as its Chief Accounting Officer. Since September 2018, Mr. Cragun has served on the board of directors and Chairman of the Audit Committee of Verb Technology Company, Inc. Since July 2022, Mr. Cragun has served on the board of directors of MICS. He served as a CFO Partner at Hardesty, LLC, a national executive services firm between October 2016 and October 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation, a publicly traded company and a nationwide leader in technology driven, healthcare-related, risk management programs, and of RISA Tech, Inc., a private structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, from April 2009 to September 2016, which operated Local.com, a U.S. top 100 website, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo.

William B. Horne has served as a director of our company since June 2016 and upon the effectiveness of our initial public offering in June 2021, Mr. Horne become our Chairman of the Board. Mr. Horne served as our Chief Financial Officer from June 2016 through December 2018. Mr. Horne has been a member of the board of directors of AULT since October 2016. In January 2018, Mr. Horne was appointed as AULT’s Chief Financial Officer until August 2020, when he resigned as its Chief Financial Officer and was appointed as its President. On January 12, 2021, Mr. Horne resigned as AULT’s President and became its Chief Executive Officer. Mr. Horne has served as a director and Chief Executive Officer of Ault Disruptive since its inception in February 2021. Mr. Horne has served as a director and Chief Financial Officer of Avalanche since June 2016. Mr. Horne has served as a director and Chief Financial Officer of Ault & Co. since October 2017. He served as the Chief Financial Officer of Targeted Medical Pharma, Inc. from August 2013 to May 2019. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

Milton C. Ault, III has served as a director of our company since January 2024. Mr. Ault is the Company’s founder and served as Chairman and a director from inception in 2016 until the Company’s initial public offering in June 2021. Since January 2021, Mr. Ault has served as the Executive Chairman of AULT. Between December 2017 and January 2021, Mr. Ault was the Chief Executive Officer of AULT and between March 2017 and December 2017, Mr. Ault served as the Executive Chairman of AULT. Mr. Ault has served as the Chairman of the Board of Ault Disruptive since its incorporation in February 2021. Since January 2024, Mr. Ault has served as the Chairman and Chief Executive Officer of ROI. Since April 2023, Mr. Ault has served as the Executive Chairman of the board of directors of MICS. Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Co. since December 2015, and as Chairman of Avalanche since September 2014. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office (“MCKEA”). Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

Mark Gustafson joined our Board and became the Chairman of the Audit Committee in June 2021. Mr. Gustafson is a Chartered Professional Accountant with over 35 years of corporate, private and public company experience. Since June 2024, Mr. Gustafson has been the Chief Financial Officer of Orga Energy Ltd., a private oil and gas production company based in Calgary, Alberta. From January 2023 to June 2024, Mr. Gustafson was a director and non-executive Chairman of BrainLuxury, Inc., a private U.S. company that is developing and selling nutrients for the brain. Since April 2021, Mr. Gustafson has been the Chief Financial Officer, and since January 2022, a director, for PharmaKure Limited, a private London-based biopharmaceutical company dedicated to the treatment of neurodegenerative diseases. Between December 2021 and December 2023, Mr. Gustafson served as an independent director and Chairman of the Audit Committee of Ault Disruptive. From June 2020 to March 2024, Mr. Gustafson was a director of Alpha Helium Inc., a private Canadian-based company helium exploration company. From 2014 to 2020, he was the Chief Executive Officer of Challenger Acquisitions Limited, a London Stock Exchange listed entertainment company. From 2010 to 2012, Mr. Gustafson was the President and Chief Executive Officer of Euromax Resources Limited, a Toronto Stock Exchange listed mineral exploration company. From 2005 to 2009, he served as Chairman and Chief Executive Officer of Triangle Energy Corporation, a New York Stock Exchange listed oil and gas exploration company, from 2004 to 2006, he served as President and Chief Executive Officer of Torrent Energy Corporation, a private oil and gas company, and from 2001 to 2002, he served as a financial consultant for Samson Oil & Gas and Peavine Resources, two private oil and gas companies. From 1997 to 1999, Mr. Gustafson served as President and Chief Executive Officer of Total Energy Services Ltd., a Toronto Stock Exchange listed oilfield services company, from 1993 to 1995, he served as the Chief Financial Officer of Q/media Software Corporation, a Toronto Stock Exchange listed software company, and from 1987 to 1993, he served initially as the Chief Financial Officer and then as a Vice President in charge of two operating divisions at EnServ Corporation, a Toronto Stock Exchange listed oilfield services company. From 1981 to 1987, he served as an audit manager at Price Waterhouse in Calgary Alberta. Mr. Gustafson received his Bachelor of Business Administration from Wilfrid Laurier University. Mr. Gustafson has been a Chartered Accountant since 1983.

Lynne Fahey McGrath, M.P.H., Ph.D. joined our Board in June 2021. Dr. McGrath has served as a consultant to various companies in the biopharmaceutical industry, including: to the executive team of Nobias Therapeutics, Inc., a biotechnology product development company, between May 2020 and December 2021; a regulatory consultant with FoxKiser, LLC, a biotechnology consulting firm, from August 2018 to March 2020; and a regulatory consultant with Catalyst Healthcare Consulting, a biotechnology consulting firm, from 2020 to 2021. Dr. McGrath was a senior lead and Vice President of Regulatory Affairs at Regenxbio, Inc., where she headed global strategy for its portfolio of gene therapy products, from April 2015 to July 2018. Previously, she held senior positions at Novartis Corporation including Vice President, Global Head of Regulatory Affairs at Novartis Consumer Health and U.S. Head of Regulatory Affairs at Novartis Oncology from 2003 to April 2015. Dr. McGrath received a B.S. degree from the University of Connecticut, M.S. in Environmental Science from Rutgers University and M.P.H. and Ph.D. in Public Health from the University of Medicine and Dentistry of New Jersey Robert Wood Johnson Medical School.

Jeffrey Oram joined our Board in June 2021. Mr. Oram is a business professional with more than 25 years of corporate, private and institutional investment experience. Mr. Oram has spent the last 13 years in the institutional real estate capital markets. Since 2016, he has been a Principal at Godby Realtors, a private real estate investment and brokerage firm. From 2010 to 2018, Mr. Oram served as an Executive Member of the New Jersey State Investment Council, which oversees the investment of the State of New Jersey’s pension fund. From 2011 to 2016, he served as Executive Managing Director at Colliers International, from 2009 to 2011 he served as Director at Marcus and Millichap, and from 2003 to 2009, served as First Vice President at CB Richard Ellis. Mr. Oram received a Bachelor of Science degree in Biology from Princeton University.

Andrew H. Woo, M.D., Ph.D. joined our Board in June 2021. Dr. Woo is in private practice at Santa Monica Neurological Consultants and serves as an Assistant Clinical Professor of Neurology at the David Geffen School of Medicine at UCLA and Cedars-Sinai Medical Center. He also serves on the board for the Multiple Sclerosis Association of America and its Navigating MS International Steering Committee. He has been presented with UCLA clinical faculty teaching awards in 2006, 2012 and 2019 and is listed in America’s Top Physicians by the Consumer Research Council of America and Castle Connolly America’s Top Doctors 2006, 2007, 2010-2021, Southern California Super Doctors since 2008, and Los Angeles Magazine Top Doctors. He is an invited speaker at the Muntada International Symposium in Abu Dhabi. Dr. Woo received his B.A. from Cornell University and completed his M.D. and Ph.D. in Neuroimmunology in the Department of Molecular and Cell Biology at Brown University. He completed his medicine internship at Weil-Cornell Presbyterian Hospital/Cornell Medical Center in New York, his neurology residency at UCLA, and his fellowship in neurophysiology at Harbor-UCLA.

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

Board Committees

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The responsibilities of the Audit Committee (which consists of Mr. Gustafson (Chair), Mr. Oram and Dr. Woo) include recommending to the Board the independent registered public accounting firm to be retained by our company, reviewing with our independent registered public accounting firm the scope and results of their audits, and reviewing with the independent registered public accounting firm and management our accounting and reporting principles, policies and practices, as well as our accounting, financial and operating controls and staff. The Compensation Committee (which consist of Dr. McGrath (Chair), Mr. Gustafson and Mr. Oram) has responsibility for establishing and reviewing employee compensation. The Compensation Committee also has responsibility for administering and interpreting the Alzamend Neuro, Inc. 2021 Stock Incentive Plan, and determining the recipients, amounts and other terms (subject to the requirements of the Plan) of stock options and other equity-based awards which may be granted under the 2021 Stock Incentive Plan from time to time. The purpose of the Nominating and Corporate Governance Committee (which consist of Mr. Oram (Chair), Dr. McGrath and Dr. Woo) is to select, or recommend for our entire Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders, as well as to consider the adequacy of our corporate governance and oversee and approve management continuity planning processes.

Certain Board Arrangements

In May 2021, the Board and Mr. Ault, our Founder and Chairman Emeritus, agreed to certain arrangements with regard to our Board composition and other matters. Contemporaneously with the consummation of the initial public offering, and in consideration for (i) the conversion of 750 shares of our series A convertible preferred stock beneficially owned by Mr. Ault through ALSI into 100,000 shares of common stock, (ii) the extension of the maturity date of the promissory note in the original principal amount of $15,000,000 (the “ALSF Note”) issued to us by ALSF to December 31, 2023, and (iii) the resignation of Mr. Ault as a director and executive officer of our company, the Board agreed that William B. Horne be named our Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of common stock (for which Mr. Horne will be paid $50,000 per year for his services), and Mr. Nisser remains a member of our Board for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of common stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to our Board for a period of five years after the closing date of the initial public offering. Immediately following the closing of the initial public offering in June 2021, we entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to us in consideration for annual fees of $50,000. Upon Mr. Ault’s reappointment to the Board in January 2024, the consulting agreement was terminated.

Term of Office

Directors serve until the next annual meeting of our stockholders and until their successors are elected and qualified. Officers are appointed to serve at the discretion of our Board.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Involvement in Certain Legal Proceedings

Except as set forth below, to the best of our knowledge, during the past 10 years, none of the following occurred with respect to a present or former director, executive officer or employee:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time; *

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; **

•	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; and

•	or been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

* Mr. Cragun served as Chief Financial Officer of Local Corporation (April 2009 to September 2016), formerly based in Irvine, California, and, in June 2015, Local Corporation filed a voluntary petition in the United States Bankruptcy Court for the Central District of California seeking relief under the provisions of Chapter 11 of Title 11 of the United States Code.

** Please see the press release issued by AULT on August 15, 2023.

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

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended April 30, 2024 and 2023, and (ii) up to our two other most highly compensated executive officers who received compensation during the years ended April 30, 2024 and 2023, who were executive officers on the last day of our fiscal year. We refer to these persons as our “named executive officers” in this Annual Report. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock award ($)	Option Awards⁽¹⁾ ($)	All Other Compensation(2) ($)	Total ($)
Stephan S. Jackman	2024	350,000	75,000	—	—	18,617	443,617
Chief Executive Officer	2023	300,000	120,000	—	1,789,375	14,236	2,223,611

David J. Katzoff (3)	2024	150,000	—	—	—	—	150,000
Chief Financial Officer	2023	116,667	—	—	—	—	116,667

(1)	The values reported in the “Option Awards” column represents the aggregate grant date fair value, computed in accordance with ASC 718, Share Based Payments, of grants of stock options to each of our named executive officers and directors.
(2)	The amounts included in “All Other Compensation” consist of health insurance benefits.
(3)	Mr. Katzoff was appointed our Chief Financial Officer on August 5, 2022. Prior thereto that he was our Chief Operating Officer.

Employment Agreements

None.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of annual total compensation of Mr. Jackman, our Chief Executive Officer, to that of our median employee. Our median employee earned $130,000 in total compensation for our fiscal year ended April 30, 2024. Based upon the total fiscal year 2024 compensation reported for Mr. Jackman of $443,617 as reported under “Total” in the Summary Compensation Table, our ratio of PEO to median employee pay was 3:1.

Calculation Methodology

To identify our median employee, we identified our total employee population worldwide as of April 30, 2024, excluding our Chief Executive Officer, in accordance with SEC rules. On April 30, 2024, all of our employee population was located in the U.S.

We collected full-year fiscal year 2024 actual gross earnings data for the April 30, 2024 employee population, including cash-based compensation and equity-based compensation that was realized in fiscal year 2024, relying on our internal payroll records. Compensation was annualized on a straight-line basis for non-temporary new hire employees who did not work with our company for the full calendar year.

Once we determined the median employee, we calculated total compensation for the median employee in the same manner in which we determine the compensation shown for our named executive officers in the Summary Compensation Table, in accordance with SEC rules.

Policies on Ownership, Insider Trading, 10b5-1 Plans and Hedging

We do not have formal stock ownership guidelines for our employees or directors, because the Board is satisfied that stock and option holdings among our employees or directors are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders.

We have established an insider trading policy that provides guidelines to, and imposes restrictions on, officers, directors and employees with respect to transactions in our securities. Our insider trading policy prohibits certain actions by such individuals relating to buying and selling our common stock, and discourages certain other actions in other situations. Such individuals are authorized to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer. Under these plans, the individual must not exercise any influence over the amount of the securities to be traded, the price at which they are to be traded or the date of the trade. The plan must either specify the amount, pricing and timing of transactions in advance or delegate discretion on these matters to an independent third party. Such plans provide a defense from insider trading liability.

We have not adopted any hedging policies.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on outstanding equity awards as of April 30, 2024 awarded to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT APRIL 30, 2024
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stephan Jackman	20,000	-	-	150.00	11/15/2028
	-	13,333	13,333	225.00	11/18/2029
	-	13,333	13,333	175.50	11/29/2032
David J. Katzoff	2,666	-	-	150.00	1/21/2029
	4,840	826	-	225.00	11/1/2029
	1,424	243	-	225.00	11/26/2029
	-	6,666	6,666	225.00	11/18/2029

Incentive Compensation Plans

2016 Stock Incentive Plan

In April 2016, our stockholders approved our company’s 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of a maximum of 83,333 shares of our common stock to be offered to our directors, officers, employees and consultants. On March 1, 2019, our stockholders approved an additional 50,000 shares to be available for issuance under the 2016 Plan. Options granted under the 2016 Plan have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the 2016 Plan are subject to a vesting period determined at the date of grant.

2021 Stock Incentive Plan

In February 2021, our Board adopted, and our stockholders approved, the Alzamend Neuro, Inc. 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan authorizes the grant to eligible individuals of (1) stock options (incentive and non-statutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, and (5) other stock-based compensation.

Stock Subject to the 2021 Plan.   The maximum number of shares of our common stock that may be issued under the 2021 Plan is 66,666 shares, which number will be increased to the extent that compensation granted under the 2021 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2021 Plan). Substitute awards (awards made or shares issued by us in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that we acquire or any subsidiary of ours or with which we or any subsidiary combines) will not reduce the shares authorized for grant under the 2021 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2021 Plan.

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

Eligibility.   Employees of, and consultants to, our company or our affiliates and members of our Board are eligible to receive equity awards under the 2021 Plan. Only our employees, and employees of our parent and subsidiary corporations, if any, are eligible to receive incentive stock options. Employees, directors (including non-employee directors) and consultants of or for our company and our affiliates are eligible to receive non-statutory stock options, restricted stock, purchase rights and any other form of award the 2021 Plan authorizes.

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

Administration.   Unless otherwise determined by the Board, the Compensation Committee administers the 2021 Plan. The Compensation Committee is composed solely of “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act, “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code, and “independent directors” within the meaning of the Nasdaq Marketplace Rules. The Compensation Committee has the power, in its discretion, to grant awards under the 2021 Plan, to select the individuals to whom awards are granted, to determine the terms of the grants, to interpret the provisions of the 2021 Plan and to otherwise administer the 2021 Plan. Except as prohibited by applicable law or any rule promulgated by a national securities exchange to which our company may in the future be subject, the Compensation Committee may delegate all or any of its responsibilities and powers under the 2021 Plan to one or more of its members, including, without limitation, the power to designate participants and determine the amount, timing and term of awards under the 2021 Plan. In no event, however, will the Compensation Committee have the power to accelerate the payment or vesting of any award, other than in the event of death, disability, retirement or a change of control of our company.

The 2021 Plan provides that members of the Compensation Committee will be indemnified and held harmless by us from any loss or expense resulting from claims and litigation arising from actions related to the 2021 Plan.

Term.   The 2021 Plan was effective as of February 17, 2021, and awards may be granted through February 16, 2031. No awards may be granted under the 2021 Plan subsequent to that date. The Board may suspend or terminate the 2021 Plan without stockholder approval or ratification at any time or from time to time.

Amendments.   Subject to the terms of the 2021 Plan, the Compensation Committee, as administrator, has the sole discretion to interpret the provisions of the 2021 Plan and outstanding awards. Our Board generally may amend or terminate the 2021 Plan at any time and for any reason, except that no amendment, suspension or termination may impair the rights of any participant without his or her consent, and except that approval of our stockholders is required for any amendment which, among provisions, increases the number of shares of common stock subject to the 2021 Plan, decreases the price at which grants may be granted and reprices existing options.

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

Adjustments upon Changes in Capitalization.   In the event of any merger, reorganization, consolidation, recapitalization, dividend or distribution (whether in cash, shares or other property, other than a regular cash dividend), stock split, reverse stock split, spin-off or similar transaction or other change in our corporate structure affecting our common stock or the value thereof, appropriate adjustments to the 2021 Plan and awards will be made as the Board determines to be equitable or appropriate, including adjustments in the number and class of shares of stock available for issuance under the 2021 Plan, the number, class and exercise or grant price of shares subject to awards outstanding under the 2021 Plan, and the limits on the number of awards that any person may receive.

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

Generally, under the 2021 Plan, a Change of Control occurs upon (i) the consummation of a reorganization, merger or consolidation of our company with or into another entity, pursuant to which our stockholders immediately prior to the transaction do not own more than 50% of the total combined voting power after the transaction, (ii) the consummation of the sale, transfer or other disposition of all or substantially all of our assets, (iii) certain changes in the majority of our Board from those in office on the effective date of the 2021 Plan, (iv) the acquisition of more than 50% of the total combined voting power in our outstanding securities by any person, or (v) we are dissolved or liquidated.

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

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended April 30, 2024:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Options awards ($)	All other compensation ($)	Total ($)
William B. Horne	50,000	-	-	-	50,000
Milton C. Ault III	8,333	-	-	-	8,333
Mark Gustafson	25,000	-	-	-	25,000
Lynne Fahey McGrath	25,000	-	-	-	25,000
Andy H. Woo	25,000	-	-	-	25,000
Jeffrey Oram	25,000	-	-	-	25,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 29, 2024, held by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and director nominees, (iii) each of our executive officers, and (iv) all of our directors, director nominees and executive officers as a group. As of July 29, 2024, there were 841,240 shares of our common stock issued and outstanding.

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

Greater than 5% Beneficial Owners:	Number of shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Ault Life Sciences, Inc. (1)	99,619	11.84%
Ault Lending, LLC (2)	780,922	50.55%
Ault Alliance, Inc. (3)	781,033	50.55%

Directors and Executive Officers
Milton C. Ault, III (1) (2) (3) (4)	897,887	58.11%
Stephan Jackman (5)	20,303	2.36%
David J. Katzoff (6)	10,599	1.24%
Henry C.W. Nisser (7)	8,333	*
Kenneth S. Cragun (8)	10,000	1.17%
William B. Horne (9)	18,333	2.15%
Mark Gustafson (10)	2,400	*
Lynne Fahey McGrath, M.P.H., Ph.D. (11)	2,500	*
Jeffrey Oram (12)	2,666	*
Andrew H. Woo, M.D., Ph.D. (12)	2,666	*
All directors and named executive officers as a group (10 persons)	975,688	60.45%

* Less than 1% of outstanding shares.

(1)	Milton C. (Todd) Ault, III, our Founder and Vice Chairman, has sole voting and investment power with respect to the shares held of record by ALSI.

(2)	Mr. Ault has voting and investment power with respect to the securities held by Ault Lending. Consists of (i) 77,169 shares of common stock and (ii) 703,753 shares of common stock issuable upon conversion of Series B Preferred Stock. Excludes (A) 210,000 shares of common stock underlying warrants that are not currently exercisable and (B) 22,222 shares of common stock underlying currently exercisable warrants due to a beneficial ownership blocker limitation provision contained therein. Notwithstanding the foregoing, Ault Lending is only permitted to cast a vote representing 240,549 shares of common stock, instead of the 703,753 shares of common stock issuable upon conversion of the Series B Preferred Stock, in accordance with the terms of the Amended and Restated Certificate of Designation of the Rights and Preferences of the Series B Preferred Stock.

(3)	Mr. Ault has voting and investment power with respect to the securities held by AULT. Ault Lending is a wholly owned subsidiary of AULT. Consists of (i) 111 shares of common stock underlying currently exercisable warrants, (ii) 99,619 shares of common stock held by ALSI and (iii) 703,753 shares of common stock issuable upon conversion of Series B Preferred Stock held by Ault Lending. Excludes (A) 210,000 shares of common stock underlying warrants held by Ault Lending that are not currently exercisable and (B) 22,222 shares of common stock underlying currently exercisable warrants held by Ault Lending due to a beneficial ownership blocker limitation provision contained therein.

(4)	Consists of (i) 16,686 shares of our common stock held by Mr. Ault, (ii) 77,169 shares of common stock held by Ault Lending, (iii) 703,753 shares of common stock issuable upon conversion of Series B Preferred Stock held by Ault Lending, (iv) 99,619 shares of common stock held by ALSI, (v) 549 shares of common stock held by Ault Life Sciences Fund, LLC (“ALSF”) and (vi) 111 shares of common stock underlying currently exercisable warrants held by Ault Alliance. Excludes (A) 210,000 shares of common stock underlying warrants held by Ault Lending that are not currently exercisable and (B) 22,222 shares of common stock underlying currently exercisable warrants held by Ault Lending due to a beneficial ownership blocker limitation provision contained therein. Mr. Ault has sole voting and investment power with respect to the securities held of record by ALSF.

(5)	Consist of (i) 303 shares of our common stock and (ii) 20,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)	Consists of (i) 540 shares of our common stock, (ii) 60 shares of our common stock issuable upon the exercise of warrants and (iii) 9,999 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(7)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days. Mr. Nisser’s address is 122 East 42nd Street, 50th Floor, Suite 5000, New York, New York 10168.

(8)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days.

(9)	Consists of (i) 6,666 shares of our common stock and (ii) 11,666 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(10)	Consists of (i) 400 shares of our common stock and (ii) 2,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(11)	Consists of (i) 500 shares of our common stock owned by Dr. McGrath and (ii) 2,000 shares of our common stock issuable upon the exercise of stock options owned by Dr. McGrath that are currently exercisable or exercisable within 60 days.

(12)	Consists of (i) 666 shares of our common stock and (ii) 2,000 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of April 30, 2024:

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	98,000	189.60	62,000
Equity compensation plans not approved by stockholders	32,333	230.60	-
Total	130,333	199.60	62,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Milton C. (Todd) Ault, III, our Founder and Vice Chairman, has significant influence over our Company, directly and through his controlling interests in AULT, Ault Lending and ALSI. Mr. Ault is also the Chairman, Chief Executive Officer and single largest beneficial stockholder (through Ault & Co.) of AULT. The Board and executive officers of our company and the board of directors and executive officers of AULT contain some of the same individuals. William B. Horne, the Chairman of the Board of our company, is the Chief Executive Officer and a director of AULT, Henry Nisser, our Executive Vice President, General Counsel and a director of our company, is the President, General Counsel and a director of AULT, and Kenneth S. Cragun, our Senior Vice President of Finance is the Chief Financial Officer of AULT.

Transactions with Related Persons

To the best of our knowledge, during our most recent fiscal year end on April 30, 2024, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $32,736, or 1% of the average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

On April 30, 2019, we entered into a securities purchase agreement with ALSF for the sale of 66,666 shares of common stock, plus 33,333 warrants with a five-year term and an exercise price of $450.00 per share and vesting upon issuance (the “ALSF Warrants”). The total purchase price of $15,000,000 was in the form of the ALSF Note. The ALSF Note balance as of April 30, 2020 was reduced by $16,800 reflecting payments made during the year ended April 30, 2020. The ALSF Note balance as of April 30, 2021 was reduced by $99,905 reflecting payments made during the year ended April 30, 2021. As of April 30, 2023, the ALSF Note balance was $14,883,295. The ALSF Note was due December 31, 2023. The control person of ALSF is Mr. Ault. ALSF is wholly owned by ALSI. ALSI is almost entirely wholly owned by Ault & Co., of which MCKEA, of which Mr. Ault’s spouse is the managing member, is the majority owner. As such, MCKEA is indirectly the majority owner of ALSF. The ALSF Note was secured by a stock pledge agreement dated June 11, 2019 (the “Pledge Agreement”).

On January 19, 2024, we entered into a settlement agreement with ALSF, pursuant to which ALSF returned 66,117 shares and the ALSF Warrants to us, in full settlement of the ALSF Note and the Pledge Agreement, as well as disputes and claims between the parties.

 In May 2021, the Board and Mr. Ault, agreed to certain arrangements with regard to our Board composition and other matters. Contemporaneously with the consummation of the initial public offering, and in consideration for (i) the conversion of 750 shares of our series A convertible preferred stock beneficially owned by Mr. Ault through ALSI into 100,000 shares of common stock, (ii) the extension of the maturity date of the ALSF Note to December 31, 2023, and (iii) the resignation of Mr. Ault as a director and executive officer of our company, the Board agreed that William B. Horne be named our Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of common stock (for which Mr. Horne will be paid $50,000 per year for his services), and Mr. Nisser remains a member of our Board for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of common stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to our Board for a period of five years after the closing date of the initial public offering. Immediately following the closing of the initial public offering in June 2021, we entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to us in consideration for annual fees of $50,000. Upon Mr. Ault’s reappointment to the Board in January 2024, the consulting agreement was terminated.

In November 2022, we entered into a marketing and brand development agreement with AULT, effective August 1, 2022, whereby AULT provided various marketing services over twelve months valued at $1.4 million. We had the right to pay the fee in cash or shares of common stock with a value of $225.00 per share. On November 11, 2022, we elected to pay the fee with 6,222 shares of common stock.

On the January 31, 2024, we entered into the SPA with Ault Lending, pursuant to which we agreed to sell to Ault Lending up to 6,000 shares of Series B Preferred Stock and Series B Warrants to purchase up to 600,000 shares of common stock in one or more closings. On the Execution Date, we sold 1,220 shares of Series B Preferred Stock and Series B Warrants to purchase 122,000 shares of common stock to Ault Lending, for a total purchase price of $1.22 million, which was paid by the cancellation of $1.22 million of cash advances made by Ault Lending to us between November 9, 2023 and the Execution Date. Each share of Series B Preferred Stock is convertible into such number of Conversion Shares determined by dividing the Stated Value by the Conversion Price. The Series B Preferred Stock votes with the common stock, on an “as-converted” basis, subject to certain limitations as set forth in the Series B Certificate of Designations. The Series B Warrants grant Ault Lending the right to purchase Warrant Shares at the Exercise Price of $12.00 for a period of five years from the Initial Exercise Date.

On March 26, 2024, we sold 780 shares of Series B Convertible Preferred Stock and Series B Warrants to purchase 78,000 shares of common stock with an exercise price of $12.00, for a total purchase price of $780,000. On April 29, 2024, we sold 100 shares of Series B Convertible Preferred Stock and Series B Warrants to purchase 10,000 shares of common stock with an exercise price of $12.00, for a total purchase price of $100,000.

Our accounting and finance department use shared office space within the Costa Mesa offices of AULT.

Future Transactions

Our Board has adopted a policy whereby any future transactions between our company and any of our subsidiaries, affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to us than could reasonably be obtained in “arm’s length” transactions with independent third parties, and any such transactions will also be approved by a majority of our disinterested and independent outside directors.

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Stephan Jackman	No
William B. Horne	Yes
Milton C. Ault	No
Henry Nisser	No
Mark Gustafson	Yes	C		X
Lynne Fahey McGrath	Yes		X	C
Jeffrey Oram	Yes	X	C	X
Andrew H. Woo	Yes	X	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Baker Tilly US, LLP (“Baker Tilly”) served as our independent registered public accounting firm for the year ended April 30, 2023. On May 6, 2024, our audit committee dismissed Baker Tilly and appointed Haskell & White LLP as our independent registered public accounting firm for the year ended April 30, 2024.

Fees and Services

The following table shows the aggregate fees paid to us for professional services by Baker Tilly for the years ended April 30, 2024 and 2023:

	2024	2023
Audit Services	$263,160	$140,779
Audit Related Services	48,600	—
Tax Services	—	6,811
All Other Services	—	—
Total	$311,760	$147,590

Audit Fee. This category includes the aggregate fees paid for professional services rendered for the audits of our financial statements during the years ended April 30, 2024 and 2023, for the reviews of the interim financial statements during the years ended April 30, 2024 and 2023, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years. We have not paid Haskell & White LLP for any audit services as they were not engaged prior to April 30, 2024.

Audit-Related Fees. This category includes the aggregate fees paid in each of the last two years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans.

Tax Fees. This category includes the aggregate fees paid in each of the last two years for professional services rendered by the independent auditors for tax compliance, tax planning and tax advice.

All Other Fees. This category includes the aggregate fees paid in each of the last two years for products and services provided by the independent auditors that are not reported above under “Audit Fees,” “Audit-Related Fees,” or “Tax Fees.”

The Audit Committee’s policy is to pre-approve all services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee may also pre-approve particular services on a case-by-case basis. Our independent auditors are required to report periodically to the Audit Committee regarding the extent of services they provide in accordance with such pre-approval.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 1, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2024).
3.7	Certificate of Designations of Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on May 9, 2024 (incorporated by reference to Exhibit 3.1 of the amended Current Report on Form 8-K/A filed with the SEC on May 10, 2024).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
4.1	Form of Warrant issued to Ault Lending, LLC (formerly, Digital Power Lending, LLC), dated March 9, 2021 (incorporated by reference to Exhibit 3.1 of Form 1-U filed with the SEC on March 12, 2021).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2024).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on May 9, 2024).
4.4*	Description of Capital Stock.
10.1	Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated May 1, 2016 (incorporated by reference to Exhibit 6.1 of Form DOS/A filed with the SEC on September 29, 2016).
10.2	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.3 of Form 1-K filed with the SEC on February 21, 2019).
10.3	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.4 of Form 1-K filed with the SEC on February 21, 2019).
10.4	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.6 of Form 1-K filed with the SEC on August 28, 2020).
10.5	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.7 of Form 1-K filed with the SEC on August 28, 2020).
10.6+	2016 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form S-8 filed with the SEC on July 13, 2021).
10.7+	2021 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of Form S-8 filed with the SEC on July 13, 2021).
10.8	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.13 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.9	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.14 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.10	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.15 of annual report on Form 10-K filed with the SEC on July 27, 2023).

10.11	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated June 8, 2023 (incorporated by reference to Exhibit 10.16 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.12	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated June 8, 2023 (incorporated by reference to Exhibit 10.17 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.13	Securities Purchase Agreement, dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2024).
10.14	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 9, 2024).
10.15	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 9, 2024).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registration statement on Form S-1 filed with the SEC on June 3, 2024).
23.1*	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1*	Alzamend Neuro, Inc., Clawback Policy.
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: July 30, 2024	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: July 30, 2024	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

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

Name	Title	Date

By: /s/ Stephan Jackman Stephan Jackman	Chief Executive Officer and Director (principal executive officer)	July 30, 2024

By: /s/ David J. Katzoff David J. Katzoff	Chief Financial Officer (principal financial and accounting officer)	July 30, 2024

By: /s/ William B. Horne William B. Horne	Chairman of the Board	July 30, 2024

By: /s/ Henry Nisser Henry Nisser	Executive Vice President, General Counsel and Director	July 30, 2024

By: /s/ Mark Gustafson Mark Gustafson	Director	July 30, 2024

By: /s/ Lynne Fahey McGrath, M.P.H., Ph.D. Lynne Fahey McGrath, M.P.H., Ph.D.	Director	July 30, 2024

By: /s/ Andrew H. Woo, M.D., Ph.D. Andrew H. Woo, M.D., Ph.D	Director	July 30, 2024

By: /s/ Jeffrey Oram Jeffrey Oram	Director	July 30, 2024

INDEX TO FINANCIAL STATEMENTS

ALZAMEND NEURO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alzamend Neuro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alzamend Neuro, Inc. (the “Company”) as of April 30, 2024, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations, negative cash flow from operations and is dependent on additional financing to fund current and future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

HASKELL & WHITE LLP

We have served as the Company’s auditor since 2024.

Irvine, California

July 30, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alzamend Neuro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alzamend Neuro, Inc. (the "Company") as of April 30, 2023, the related statements of operations, stockholders' equity, and cash flows, for the year ended April 30, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023, and the results of its operations and its cash flows for the year ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations, negative cash flow from operations and is dependent on additional financing to fund current and future operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ BAKER TILLY US, LLP

We served as the Company’s auditor from 2019 to 2024

San Diego, California

July 27, 2023, except for the effects of the reverse stock splits described in Note 1, as to which the date is July 30, 2024

ALZAMEND NEURO, INC.

Balance Sheets

	April 30, 2024	April 30, 2023
ASSETS

CURRENT ASSETS

Cash	$376,048	$5,140,859
Prepaid expenses and other current assets	79,194	447,589
Prepaid expenses - related party	-	247,334
TOTAL CURRENT ASSETS	455,242	5,835,782
Property, plant and equipment, net	176,346	79,843
TOTAL ASSETS	$631,588	$5,915,625

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,925,059	$2,870,122
Note payable	300,714	-
TOTAL LIABILITIES, ALL CURRENT	3,225,773	2,870,122

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT) EQUITY

Series B Convertible Preferred Stock, $0.0001 stated value per share, 6,000 designated; 2,100 and nil issued and outstanding as of April 30, 2024 and April 30, 2023, respectively	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 687,999 and 646,267 issued and outstanding as of April 30, 2024 and April 30, 2023, respectively	69	65
Additional paid-in capital	51,426,154	62,001,395
Note receivable for common stock – related party	-	(14,883,295)
Accumulated deficit	(54,020,408)	(44,072,662)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(2,594,185)	3,045,503
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$631,588	$5,915,625

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Operations

	For the Year Ended April 30,
	2024	2023
OPERATING EXPENSES
Research and development	$6,455,107	$7,445,857
General and administrative	3,482,538	7,424,609
Total operating expenses	9,937,645	14,870,466
Loss from operations	(9,937,645)	(14,870,466)

OTHER INCOME (EXPENSE), NET
Interest expense	(10,101)	(7,701)
Total other income (expense), net	(10,101)	(7,701)
NET LOSS	$(9,947,746)	$(14,878,167)

Basic and diluted net loss per common share	$(14.70)	$(22.89)

Basic and diluted weighted average common shares outstanding	676,565	650,126

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended April 30, 2024 and April 30, 2023

	Series B Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2022	-	$-	636,545	$64	$57,429,237	$(14,883,295)	$(29,194,495)	$13,351,511

Issuance of common stock for restricted stock awards	-	-	167	-	-	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	3,582,625	-	-	3,582,625

Proceeds from stock option exercise	-	-	3,333	-	200	-	-	200

Issuance of common stock for related party payable	-	-	6,222	1	989,333	-	-	989,334

Net loss	-	-	-	-	-	-	(14,878,167)	(14,878,167)

BALANCES, April 30, 2023	-	$-	646,267	$65	$62,001,395	$(14,883,295)	$(44,072,662)	$3,045,503

Issuance of common stock for cash	-	-	107,682	11	1,252,414	-	-	1,252,425

Issuance of common stock for restricted stock awards	-	-	167	-	-	-	-	-

Issuance of preferred stock for cash	2,100	-	-	-	2,100,000	-	-	2,100,000

Subscription receivable payment received	-	-	-	-	(7,002)	7,002	-	-

Return of common stock for subscription receivable	-	-	(66,117)	(7)	(14,876,286)	14,876,293	-	-

Stock-based compensation to employees and consultants	-	-	-	-	955,633	-	-	955,633

Net loss	-	-	-	-	-	-	(9,947,746)	(9,947,746)

BALANCES, April 30, 2024	2,100	$-	687,999	$69	$51,426,154	$-	$(54,020,408)	$(2,594,185)

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Cash Flows

	For the Year Ended April 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,947,746)	$(14,878,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50,740	23,066
Interest expense - debt discount	714	-
Stock-based compensation to employees and consultants	955,633	3,582,625
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	368,395	(97,866)
Prepaid expenses related party	247,334	739,918
Accounts payable and accrued liabilities	54,937	1,707,272
Net cash used in operating activities	(8,269,993)	(8,923,152)
Cash flows from investing activities:
Purchase of equipment	(147,243)	-
Net cash used in investing activities	(147,243)	-
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	1,252,425	-
Proceeds from stock option exercise	-	200
Proceeds from the issuance of note payable	300,000	-
Proceeds from the issuance of preferred stock - related party	2,100,000	-
Net cash provided by financing activities	3,652,425	200
Net decrease in cash	(4,764,811)	(8,922,952)
Cash at beginning of period	5,140,859	14,063,811
Cash at end of period	$376,048	$5,140,859

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Return of common stock for cancellation of subscription receivable	$(14,883,295)	$-
Debt discount from issuance of note payable	$10,000	$-
Fair value of warrants issued in connection with preferred stock related party	$1,902,140	$-
Issuance of common stock for related party payable	$-	$989,334

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

Reverse Stock Splits

On October 27, 2023, pursuant to the authorization provided by the Company’s stockholders at a special meeting of stockholders, the Company filed an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of one-for-fifteen (the “First Reverse Split”). The First Reverse Split did not affect the number of authorized shares of Common Stock, preferred stock or their respective par value per share. As a result of the First Reverse Split, each fifteen shares of Common Stock issued and outstanding prior to the First Reverse Split were converted into one share of Common Stock. The First Reverse Split became effective in the State of Delaware on October 31, 2023. All share amounts in these financial statements have been updated for all periods presented to reflect the First Reverse Split.

On July 10, 2024, pursuant to the authorization provided by the Company’s stockholders at its annual meeting of stockholders, the Company filed an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of one-for-ten (the “Second Reverse Split”). The Second Reverse Split did not affect the number of authorized shares of Common Stock, preferred stock or their respective par value per share. As a result of the Second Reverse Split, each ten shares of Common Stock issued and outstanding prior to the Second Reverse Split were converted into one share of Common Stock. The Second Reverse Split became effective in the State of Delaware on July 16, 2024. All share amounts in these financial statements have been updated for all periods presented to reflect the Second Reverse Split.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of April 30, 2024, the Company had cash of $376,000 and an accumulated deficit of $54.0 million. For the year ended April 30, 2024, the Company had a net loss of $9.9 million and cash used in operating activities of $8.3 million. The Company had cash as of April 30, 2023, totaling $5.1 million and accumulated deficit of $44.1 million. In the past, the Company has financed its operations principally through issuances of equity and debt instruments.

On January 31, 2024, the Company and Ault Lending, LLC (“Ault Lending”), entered into a securities purchase agreement (the “AL SPA”) for the purchase of up to 6,000 shares of Series B Convertible Preferred Stock and warrants to purchase shares up to 600,000 shares of Common Stock. The AL SPA provides that Ault Lending may purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending has the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The Agreement will automatically terminate if the final closing has not occurred prior to the Termination Date.

On January 31, 2024, the Company sold 1,220 shares of Series B Convertible Preferred Stock and warrants to purchase 122,000 shares of Common Stock with an exercise price of $12.00, for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to the Company between November 9, 2023 and January 31, 2024 and a subscription receivable of $70,000.

On March 26, 2024, the Company sold 780 shares of Series B Convertible Preferred Stock and warrants to purchase 78,000 shares of Common Stock with an exercise price of $12.00, for a total purchase price of $780,000.

On April 29, 2024, the Company sold 100 shares of Series B Convertible Preferred Stock and warrants to purchase 10,000 shares of Common Stock with an exercise price of $12.00, for a total purchase price of $100,000.

On May 8, 2024, the Company and Orchid Finance, LLC (“Orchid”), entered into a securities purchase agreement (the “Orchid SPA”) for the purchase of up to 2,500 shares of Series A Convertible Preferred Stock and warrants to purchase shares up to 2,500,000 shares of Common Stock in several tranche closings.

On May 10, 2024, the Company sold 100 shares of Series A Convertible Preferred Stock and warrants to purchase 80,000 shares of Common Stock with an exercise price of $12.50, for a total purchase price of $1.0 million. The purchase price was paid by the surrender and cancellation of a term note issued by the Company to Orchid of $311,356, consisting of $310,000 of principal and $1,356 of accrued and unpaid interest, $100,000 discount and net cash of $588,644.

On June 25, 2024, the Company sold 150 shares of Series A Convertible Preferred Stock and warrants to purchase 120,000 shares of Common Stock with an exercise price of $12.50, for a total purchase price of $1.5 million. The purchase price was paid in cash.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. These factors create substantial doubt about our ability to continue as a going concern. However, based on the Company’s current business plan, management believes that the Company’s cash and cash equivalents at April 30, 2024, together with the anticipated receipt of funds from its Series A and Series B Convertible Preferred Stock securities purchase agreements, will be sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of April 30, 2024 and 2023, the Company had no cash equivalents.

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

Income Taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or a liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of April 30, 2024, the Company had fully reserved the net deferred income tax assets by taking a full valuation allowance against these assets.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of April 30, 2024, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

The Company recognizes stock-based compensation expense for restricted stock on a straight-line basis over the requisite service period and accounts for forfeitures as they occur. The Company’s stock-based compensation for restricted stock is based upon the estimated fair value of the Common Stock on the date of grant.

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

During the year ended April 30, 2024, based on the terms of the Company’s warrant agreements, the Company accounted for the warrants as equity instruments as the warrants were indexed to the Common Stock, required settlement in shares and would be classified as equity under ASC 815.

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

The following sets forth the number of shares of Common Stock underlying outstanding options and warrants that have been excluded from the computation of loss per common share:

	For the Year Ended April 30,
	2024	2023
Stock options (1)	120,333	121,055
Restricted stock units	167	333
Warrants	240,449	67,665
	360,949	189,053

(1)	The Company has excluded 10,000 stock options for the years ended April 30, 2024 and 2023, respectively, with an exercise price of $0.06, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14.

Preferred Stock Classification

The Company analyzes the terms of its preferred stock using ASC Topic No. 480, Distinguishing Liabilities from Equity, to determine whether the Company’s preferred stock should be classified as a liability or equity, and if classified as equity, permanent or temporary. Common criteria the Company considers are redemption provisions, conversion options, cumulative of mandatory fixed dividends, discretionary dividends based on earning, voting rights and collateral requirements.

4. NOTE RECEIVABLE, RELATED PARTY, NET

On April 30, 2019, the Company and Ault Life Science Fund, LLC (“ALSF”), a related party, entered into a securities purchase agreement for the purchase of 66,667 shares of Common Stock for a total purchase price of $15,000,000, or $225.00 per share with 33,333 warrants with a 5-year life and an exercise price of $450.00 per share and vesting upon issuance (the “ALSF Warrants”). The total purchase price of $15,000,000 was in the form of a non-interest-bearing note receivable with a 12-month term from ALSF. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note was secured by a pledge of the purchased shares. As the note receivable from ALSF was related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. ALSF is wholly owned by Ault Life Sciences, Inc. (“ALSI”). ALSI is majority owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Ault, Horne and Nisser, directors of the Company, are also directors of Ault & Co.

On January 19, 2024, the Company and ALSF entered into a settlement agreement and release of claims whereby ALSF returned to the Company 66,117 shares of Common Stock and the ALSF Warrants for settlement of the outstanding balance of the note receivable in the amount of $14,876,293.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	April 30, 2024	April 30, 2023
Prepaid clinical trial fees	$-	$352,635
Prepaid insurance	60,522	92,154
Other prepaid expenses	18,672	2,800
Total prepaid expenses and other current assets	$79,194	$447,589

On June 14, 2023, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $337,000. Prepaid insurance at April 30, 2024 represented the unamortized portion of directors’ and officers’ insurance.

6. INCOME TAXES

The following is a geographical breakdown of the Company’s loss before the provision for income taxes:

	April 30, 2024	April 30, 2023
Pre-tax loss:
Federal	$(9,947,746)	$(14,878,167)

Total pre-tax loss	$(9,947,746)	$(14,878,167)

Significant components of the Company’s deferred tax assets were as follows:

	April 30, 2024	April 30, 2023
Deferred income tax asset:
Accruals	$-	$241,500
Capitalized research expenditures	2,321,972	1,426,779
Net operating loss carryover	10,838,412	6,885,428
Stock-based compensation	2,638,820	2,276,109
Total deferred tax asset	15,799,204	10,829,816
Fixed assets	(32,400)	(16,767)
Valuation allowance	(15,766,804)	(10,813,049)
Deferred income tax asset, net of allowance	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended April 30, 2024 and 2023, is as follows:

	2024	2023
Tax benefit at U.S. Federal statutory tax rate	21.0%	21.0%
State income tax, net of federal benefit	28.9%	-18.3%
Increase (decrease) in tax rate resulting from:
Change in valuation allowance	-49.8%	-4.8%
Stock-based compensation	-0.1%	0.3%
Other	0.0%	2.0%
Effective tax rate	0.0%	0.0%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not the Company’s deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making such assessments. Given historical generation of and expected future taxable losses, management determined it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, a full valuation allowance was maintained, as of the years ended April 30, 2024 and 2023, of $15,766,804 and $10,813,049, respectively.

At April 30, 2024, the Company maintained U.S. Federal and state net operating loss (“NOL”) carryovers of approximately $38,716,141 and $190,584,088 respectively. Federal and state NOLs begin to expire in various years depending on relevant jurisdiction. In accordance with Internal Revenue Code §382 (“IRC §382”), the future deductibility of the Company’s NOL’s may be subject to an annual limitation in the event of a change in control as defined by applicable regulations. The Company has yet to complete a formal study to confirm NOL’s are not limited in utilization per IRC §382 and may reduce applicable deferred tax assets upon completion of such a study, in future periods.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company had no uncertain tax positions as of April 30, 2024.

The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of April 30, 2024, no interest or penalties have been recorded pertaining to uncertain tax positions.

The Company is subject to taxation in the United States and various U.S. state jurisdictions. All tax years remain open to examination by the Internal Revenue Service and relevant state authorities.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (“CAA 2021”), which included a number of provisions including, but not limited to, the extension of numerous employment tax credits, the extension of the Section 179D deduction, enhanced business meals deductions, and the deductibility of expenses paid with Paycheck Protection Program loan funds that are forgiven, was signed into law. Accordingly, the effects of the CAA 2021 have been incorporated into the income tax provision for the year ended April 30, 2024. These provisions did not have a material impact on the income tax provision.

7. STOCK-BASED COMPENSATION

2016 Stock Incentive Plan

On April 30, 2016, the Company’s stockholders approved the Company’s 2016 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of a maximum of 83,333 shares of common stock to be offered to the Company’s directors, officers, employees, and consultants. On March 1, 2019, the Company’s stockholders approved an additional 50,000 shares to be available for issuance under the Plan. Options granted under the Plan have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

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

Stock Subject to the 2021 Plan. The maximum number of shares of common stock that may be issued under the 2021 Plan is 66,667 shares, which number will be increased to the extent that compensation granted under the 2021 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2021 Plan). Substitute awards (awards made or shares issued by the Company in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that the Company acquires or any subsidiary of the Company or with which the Company or any subsidiary combines) will not reduce the shares authorized for grant under the 2021 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2021 Plan.

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

A summary of stock option activity for the year ended April 30, 2024, is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2023	61,278	98,722	$182.31	6.18	$819,900
Options granted	-	-	$-
Options exercised	-	-	$-
Options cancelled/forfeited	722	(722)	$750.00
Balance at April 30, 2024	62,000	98,000	$178.12	5.22	$70,500
Options vested and expected to vest at April 30, 2024		91,334	$178.31	4.98	$70,500
Options exercisable at April 30, 2024		90,208	$177.51	4.94	$70,500

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Restricted stock unit activity for the year ended April 30, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 30, 2023	333	$375.00
Granted	-	-
Vested	(166)	375.00
Cancelled	-	-
Unvested at April 30, 2024	167	$375.00

Stock Options Granted to Employees and Consultants

The estimated fair value of stock options granted to employees and consultants during the year ended April 30, 2023 were calculated using the Black-Scholes option-pricing model using the following assumptions:

For the Year Ended April 30, 2023
Expected term (in years)	6.25
Volatility	88.94%
Risk-free interest rate	3.89%
Dividend yield	0.0%

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

There were no stock options granted during the year ended April 30, 2024.

For the year ended April 20, 2024 and 2023, stock-based compensation related to restricted stock grants and stock options were $956,000 and $3.6 million, respectively, for employees and directors.

Performance Contingent Stock Options Granted to Employee

On November 26, 2019, the Board granted 28,333 performance and market contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $225.00 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its common stock, or (ii) stepped target prices for a change in control transaction. The target prices ranged from $1,500 per share to $6,000 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%.

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $1,500 per share to $3,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of April 30, 2024, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 13,333 performance-based stock option to the Chief Executive Officer at an exercise price of $175.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the year ended April 30, 2023, the Company believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of April 30, 2024, the Company believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to the certain team members at TAMM Net, Inc. (“TAMM Net”) to purchase an aggregate of 3,000 shares of common stock at a per share exercise price of $225.00 per share, of which 50% vest upon the completion of Phase I of AL001 by March 31, 2022, and the remaining 50% vest upon completion of Phase I of ALZN002 by December 31, 2022. The performance goal of completing Phase I of AL001 was achieved on March 22, 2022.

On January 19, 2023, the Board modified the performance criteria for these awards. The remaining 50% of the grant would have vested upon the completion and announcement of topline data of the first cohort from a Phase I/IIA clinical trial of ALZN002 on/or before March 31, 2024. The modified performance criteria was not met on or before March 31, 2024 and, as a result, the remaining unvested stock options were cancelled and no compensation cost has been recognized for these awards related to ALZN002.

Performance Contingent Stock Options Granted to Consultants

On October 14, 2021, the Company issued performance-based stock options to two consultants to purchase an aggregate of 1,334 shares of Common Stock with an exercise price of $363.00 per share, of which 333 vest upon completion of each of the Phase II clinical trials of AL001 for a BD indication, AL001 for a PTSD indication, AL001 for an MDD indication and ALZN002 for an Alzheimer’s indication.

On January 19, 2023, the Board modified the performance criteria for these awards. The revised grant will vest 25% if the Company (a) completes and announces topline data from a Phase II clinical trial of AL001 and ALZN002, as applicable, that would support a new drug application for the drug candidate and the indication listed below, and (b) obtained a “Study May Proceed” letter from the U.S. Food and Drug Administration (“FDA”) for the additional Investigational New Drug (“IND”) on/or before December 31, 2023, as follows: (i) AL001 – BD; (ii) AL001- MDD; (iii) AL001 – PTSD; and (iv) ALZN002 – Alzheimer’s.

During the year ended April 30, 2024, the Company filed INDs for BD, MDD and PTSD and received a “Study May Proceed” letter for BD in October 2023, MDD in November 2023 and PTSD in December 2023. As a result, 75% of the performance grant vested and the Company recognized stock-based compensation related to the vesting. As of April 30, 2024, the Company believed that the achievement of the remaining requisite performance condition was not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002 – Alzheimer’s.

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for the years ended April 30, 2024 and 2023, were comprised as follows:

	For the Year Ended April 30,
	2024	2023
Research and development	$213,905	$(42,589)
General and administrative	741,728	3,625,214
Total	$955,633	$3,582,625

As of April 30, 2024, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $353,000. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 1.3 years.

8. WARRANTS

Warrant Issuances During 2024

During the year ended April 30, 2024, the Company issued warrants to purchase an aggregate of 210,000 shares of common stock at an exercise price of $12.00 per share.

(i)	On January 31, 2024, the Company issued a warrant to purchase 122,000 shares of Common Stock at an exercise price of $12.00 in connection with the sale of convertible preferred stock to Ault Lending for $1,220,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

(ii)	On March 26, 2024, the Company issued a warrant to purchase 78,000 shares of Common Stock at an exercise price of $12.00 in connection with the sale of convertible preferred stock to Ault Lending for $780,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

(iii)	On April 29, 2024, the Company issued a warrant to purchase 10,000 shares of Common Stock at an exercise price of $12.00 in connection with the sale of convertible preferred stock to Ault Lending for $100,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

The following table summarizes information about common stock warrants at April 30, 2024:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$12.00	210,000	5.3	$12.00	-	-
$262.50	1,076	0.5	$262.50	1,076	$262.50
$450.00	28,965	1.9	$450.00	28,965	$450.00
$937.50	408	2.1	$937.50	408	$937.50

$12.00 - $937.50	240,449	4.9	$67.45	30,449	$449.91

Warrant activity for the year ended April 30, 2024 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2023	67,662	$435.18
Granted	210,000	$12.00
Cancelled/Expired	(37,213)	$423.13
Outstanding at April 30, 2024	240,449	$67.45

The estimated fair value of warrants granted during the years ended April 30, 2024, were calculated using the Black-Scholes option-pricing model using the following assumptions:

For the year ended
April 30, 2024
Expected term (in years)	5.50
Volatility	92.9%
Risk-free interest rate	3.95 – 4.65%
Dividend yield	0.0%

Expected Term: The expected term represents the contractual life of the warrants granted.

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

9. OTHER RELATED PARTY TRANSACTIONS

In November 2022, the Company entered into a marketing and brand development agreement with Ault Alliance, Inc. (“AULT”), effective August 1, 2022, whereby AULT provided various marketing services over twelve months valued at $1.4 million. The Company had the right to pay the fee in cash or shares of Common Stock with a value of $225.00 per share. On November 11, 2022, the Company elected to pay the fee with 6,222 shares of Common Stock. The Company recorded the value of the agreement using the closing price of the Common Stock on November 11, 2022, and amortizes the expense over twelve months beginning in August 2022. At April 30, 2024, the balance of related party prepaid expenses was zero.

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

The AL001 License Agreements require that the Company pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. The Company has already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 14,853 shares of Common Stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

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

The ALZN002 License Agreement requires the Company to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. The Company has already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 24,012 shares of Common Stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value. The Board has designated 6,000 shares as Series B Convertible Preferred Stock. The rights, preferences, privileges and restrictions on the remaining authorized 9,994,000 shares of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Series B Convertible Preferred Stock

On January 31, 2024, the Company and Ault Lending entered into the AL SPA for the purchase of up to 6,000 shares of Series B Convertible Preferred Stock and warrants to purchase shares up to 600,000 shares of Common Stock. The AL SPA provides that Ault Lending may purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending has the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The Agreement will automatically terminate if the final closing has not occurred prior to the Termination Date.

On January 31, 2024, the Company sold 1,220 shares of Series B Convertible Preferred Stock and warrants to purchase 122,000 shares of Common Stock with an exercise price of $12.00, for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to the Company between November 9, 2023 and January 31, 2024 and a subscription receivable of $70,000.

On March 26, 2024, the Company sold 780 shares of Series B Convertible Preferred Stock and warrants to purchase 78,000 shares of Common Stock with an exercise price of $12.00, for a total purchase price of $780,000.

On April 29, 2024, the Company sold 100 shares of Series B Convertible Preferred Stock and warrants to purchase 10,000 shares of Common Stock with an exercise price of $12.00, for a total purchase price of $100,000.

The Series B Convertible Preferred Stock has a stated value of $1,000 per share (“Stated Value”) and does not accrue dividends. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Stated Value by $10.00 (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series B Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $8.73 (the “Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the Execution Date. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event the holders of Series B Convertible Preferred Stock receive a liquidation preference ahead of Common Stockholders.

The warrants have an exercise price of $12.00 (the “Exercise Price”) and become exercisable on the first business day after the six-month anniversary of issuance (the “Initial Exercise Date”) and have a five-year term, expiring on the fifth anniversary of the Initial Exercise Date. The Exercise Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

For the period ended January 31, 2024, the Company recorded the Series B Convertible Preferred Stock as mezzanine equity and the warrant as a liability. On March 21, 2024, the Company amended its Amended and Restated Certificate of Designations for the Series B Convertible Preferred Stock to remove certain change of control language. As a result, the Company reassessed the classification of both the Series B Convertible Preferred Stock and warrant and reclassified both the Series B Convertible Preferred Stock and warrant as permanent equity for the period ended April 30, 2024.

Common Stock

ALSF Investment

On April 30, 2019, the Company and ALSF entered into a securities purchase agreement (the “SPA”) for the purchase of 66,667 shares of Common Stock for a total purchase price of $15,000,000, or $225.00 per share with 33,333 warrants with a 5-year life and an exercise price of $450.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. The note was secured by a pledge of the purchased shares. Pursuant to the SPA, ALSF was entitled to full ratchet anti-dilution protection, most-favored nation status, denying the Company the right to enter into a variable rate transaction absent its consent, a right to participate in any future financing the Company may consummate and to have all the shares of Common Stock to which it is entitled under the SPA registered under the Securities Act within 180 days of the final closing of the IPO. In May 2021, the term of the note receivable was extended to December 31, 2023. On January 19, 2024, the Company and ALSF entered into a settlement agreement and release of claims whereby ALSF returned to the Company 66,117 shares of Common Stock and the ALSF Warrants for settlement of the outstanding balance of the note receivable in the amount of $14,876,293.

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

The offer and sale of the Shares was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the year ended April 30, 2024, the Company sold an aggregate of 107,682 shares of Common Stock pursuant to the ATM Offering for proceeds of $1.3 million.

The Company terminated its ATM Offering on May 6, 2024.

12. SUBSEQUENT EVENTS

On May 8, 2024, the Company and Orchid entered into the Orchid SPA for the purchase of up to 2,500 shares of Series A Convertible Preferred Stock and warrants to purchase shares up to 2,500,000 shares of Common Stock in several tranche closings.

On May 10, 2024, the Company sold 100 shares of Series A Convertible Preferred Stock and warrants to purchase 80,000 shares of Common Stock with an exercise price of $12.50, for a total purchase price of $1.0 million. The purchase price was paid by the surrender and cancellation of a term note issued by the Company to Orchid of $311,356, consisting of $310,000 of principal and $1,356 of accrued and unpaid interest, $100,000 discount and net cash of $588,644.

On June 25, 2024, the Company sold 150 shares of Series A Convertible Preferred Stock and warrants to purchase 120,000 shares of Common Stock with an exercise price of $12.50, for a total purchase price of $1.5 million. The purchase price was paid in cash.