Form 10-Q
period 2024-07-31
Alzamend Neuro, Inc.
filed 2024-09-11
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 11, 2024 there were 3,890,064 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	July 31, 2024	April 30, 2024
ASSETS

CURRENT ASSETS

Cash	$1,193,950	$376,048
Prepaid expenses and other current assets	222,241	79,194
TOTAL CURRENT ASSETS	1,416,191	455,242
Property, plant and equipment, net	253,661	176,346
TOTAL ASSETS	$1,669,852	$631,588

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,882,171	$2,925,059
Note payable	-	300,714
TOTAL LIABILITIES, ALL CURRENT	2,882,171	3,225,773

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Series A Convertible Preferred Stock, $0.0001 stated value per share, 3,000 shares designated; 188 and nil issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 stated value per share, 6,000 designated; 2,100 issued and outstanding as of July 31, 2024 and April 30, 2024	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 861,332 and 687,999 issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	86	69
Additional paid-in capital	53,782,414	51,426,154
Accumulated deficit	(54,994,819)	(54,020,408)
TOTAL STOCKHOLDERS’ DEFICIT	(1,212,319)	(2,594,185)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,669,852	$631,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2024	2023
OPERATING EXPENSES
Research and development	$206,571	$2,366,137
General and administrative	755,834	1,159,794
Total operating expenses	962,405	3,525,931
Loss from operations	(962,405)	(3,525,931)

OTHER EXPENSE, NET
Interest expense	(12,006)	(1,835)
Total other expense, net	(12,006)	(1,835)
NET LOSS	$(974,411)	$(3,527,766)

Basic and diluted net loss per common share	$(1.25)	$(5.38)

Basic and diluted weighted average common shares outstanding	777,821	656,267

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended July 31, 2024

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Total
BALANCES, April 30, 2024	-	$-	2,100	$-	687,999	$69	$51,426,154	-	$(54,020,408)	$(2,594,185)

Issuance of preferred stock for cash	250	-	-	-	-	-	1,963,644		-	1,963,644

Conversion of note payable and interest to preferred stock	-	-	-	-	-	-	311,356		-	311,356

Conversion of preferred stock to common stock	(62)	-	-	-	173,333	17	(17)		-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	81,277		-	81,277

Net loss	-	-	-	-	-	-	-	-	(974,411)	(974,411)

BALANCES, July 31, 2024	188	$-	2,100	$-	861,332	$86	$53,782,414	-	$(54,994,819)	$(1,212,319)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended July 31, 2023

(Unaudited)

	Series A Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2023	-	$-	646,267	$65	$62,001,395	$(14,883,295)	$(44,072,662)	$3,045,503

Stock-based compensation to employees and consultants	-	-	-	-	369,380	-	-	369,380

Net loss	-	-	-	-	-	-	(3,527,766)	(3,527,766)

BALANCES, July 31, 2023	-	$-	646,267	$65	$62,370,775	$(14,883,295)	$(47,600,428)	$(112,883)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(974,411)	$(3,527,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	12,685	12,685
Interest expense - debt discount	9,286	-
Stock-based compensation to employees and consultants	81,277	369,380
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(143,047)	(270,599)
Prepaid expenses - related party	-	247,334
Accounts payable and accrued liabilities	(41,532)	(129,234)
Net cash used in operating activities	(1,055,742)	(3,298,200)
Cash flows from investing activities:
Purchase of equipment	(90,000)	(147,243)
Net cash used in investing activities	(90,000)	(147,243)
Cash flows from financing activities:
Net proceeds from the issuance of preferred stock	1,963,644	-
Net cash provided by financing activities	1,963,644	-
Net increase (decrease) in cash	817,902	(3,445,443)
Cash at beginning of period	376,048	5,140,859
Cash at end of period	$1,193,950	$1,695,416

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A convertible preferred stock	$624,770	$-
Fair value of warrants issued in connection with Series A convertible preferred stock	$510,209	$-
Conversion of note payable and accrued interest into Series B convertible preferred stock	$311,356	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of July 31, 2024, the Company had cash of $1.2 million, a working capital deficiency of $1.5 million, an accumulated deficit of $55.0 million and a stockholders’ deficit of $1.2 million. For the three months ended July 31, 2024, the Company had a net loss of $1.0 million. For the three months ended July 31, 2024, cash used in operating activities was $1.1 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

Management believes its current cash on hand is not sufficient to fund its planned operations through one year after the date the condensed financial statements are issued. These factors create substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date that these condensed financial statements are issued.

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

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. These factors create substantial doubt about our ability to continue as a going concern. However, based on the Company’s current business plan, management believes that the Company’s cash and cash equivalents at July 31, 2024, together with the anticipated receipt of funds from the sale of its Series A and Series B Convertible Preferred Stock pursuant to the securities purchase agreements related thereto, will be sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Report on Form 10-K for the year ended April 30, 2024, filed with the SEC on July 30, 2024. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the condensed financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2024 has been derived from the audited balance sheet at April 30, 2024 contained in such Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of July 31, 2024 and April 30, 2024, the Company had no cash equivalents.

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

The Company has acquired and may continue to acquire the rights to develop and commercialize new product candidates from third parties. The upfront payments to acquire license, products or rights, as well as any future milestone payments, are immediately recognized as research and development expenses, provided that there is no alternative future use of the rights in other research and development projects.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Three Months Ended July 31,
	2024	2023
Stock options (1)	116,999	121,055
Restricted stock units	167	333
Warrants	438,879	67,665
	556,045	189,053

(1)	The Company has excluded 10,000 stock options for the three months ended July 31, 2024 and 2023, with an exercise price of $0.06, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

Management has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on its condensed financial statements.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	July 31, 2024	April 30, 2024
Prepaid insurance	$209,619	$60,522
Other prepaid expenses	12,622	18,672
Total prepaid expenses and other current assets	$222,241	$79,194

On June 14, 2024, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $227,000. Prepaid insurance at July 31, 2024 represented the unamortized portion of directors’ and officers’ insurance.

5.	STOCK-BASED COMPENSATION

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

Restricted Stock. In May 2021, the Company issued restricted stock awards pursuant to the 2021 Plan to one employee. The restricted stock award vests over 48 months. The award requires continued service to the Company during the vesting period. The vesting provisions of individual awards may vary as approved by the Board. Compensation expense for restricted stock is generally recorded based on its market value on the date of grant and recognized ratably over the associated service and performance period.

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

A summary of stock option activity for the three months ended July 31, 2024 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2024	62,000	98,000	$178.12	5.22	$70,500
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	3,333	(3,333)	$150.00	-
Balance at July 31, 2024	65,333	94,667	$179.11	5.15	$35,100
Options vested and expected to vest at July 31, 2024		88,001	$179.39	4.91	$35,100
Options exercisable at July 31, 2024		87,043	$178.72	4.88	$35,100

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Restricted stock unit activity for the three months ended July 31, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 30, 2024	167	$375.00
Granted	-	-
Vested	-	-
Cancelled	-	-
Unvested at July 31, 2024	167	$375.00

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $1,500 per share to $3,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of July 31, 2024, the Company believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 13,333 performance-based stock option to the Chief Executive Officer at an exercise price of $175.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the three months ended July 31, 2023, management believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of July 31, 2024, management believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to certain team members at TAMM Net, Inc. (“TAMM Net”) to purchase an aggregate of 3,000 shares of Common Stock at a per share exercise price of $225.00 per share, of which 50% would vest upon the completion of Phase I of AL001 by March 31, 2022, and the remaining 50% would vest upon completion of Phase I/IIA of ALZN002 by December 31, 2022.

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

During the year ended April 30, 2024, the Company filed INDs for BD, MDD and PTSD and received a “Study May Proceed” letter for BD in October 2023, MDD in November 2023 and PTSD in December 2023. As a result, 75% of the performance grant vested and the Company recognized stock-based compensation related to the vesting. As of July 31, 2024, management believed that the achievement of the remaining requisite performance condition was not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002 – Alzheimer’s.

Stock-Based Compensation Expense

The Company’s results of operations included expenses relating to stock-based compensation for three months ended July 31, 2024 and 2023, were comprised as follows:

	For the Three Months Ended July 31,
	2024	2023
General and administrative	$81,277	$369,380

As of July 31, 2024, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $287,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 1.1 years.

6.	WARRANTS

During the three months ended July 31, 2024, the Company issued warrants to purchase an aggregate of 200,000 shares of common stock at an exercise price of $12.50 per share.

(i)	On May 10, 2024, the Company issued a warrant to purchase 80,000 shares of Common Stock at an exercise price of $12.50 in connection with the sale of convertible preferred stock to Orchid Finance, LLC (“Orchid”) for $1,000,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

(ii)	On June 25, 2024, the Company issued a warrant to purchase 120,000 shares of Common Stock at an exercise price of $12.50 in connection with the sale of convertible preferred stock to Orchid for $1,500,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815.

Warrant activity for the three months ended July 31, 2024 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2024	240,449	$67.45
Granted	200,000	$12.50
Cancelled/Expired	(1,570)	$450.14
Outstanding at July 31, 2024	438,879	$106.96

The following table summarizes information about Common Stock warrants outstanding and exercisable at July 31, 2024:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$12.00-$12.50	410,000	4.9	$12.24	322,000	$12.31
$262.50	1,076	0.3	$262.50	1,076	$262.50
$450.00	27,395	1.8	$450.00	27,395	$450.00
$937.50	408	1.9	$937.50	408	$937.50

$12.00 - $937.50	438,879	4.7	$41.04	350,879	$48.33

7.	COMMITMENTS AND CONTINGENCIES

Contractual Obligations

On July 2, 2018, the Company entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted the Company a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions”, filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders”, filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, the Company entered into the First Amendments to the AL001 Licenses, on March 30, 2021, the Company entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, the Company entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”). The Third Amendments to the AL001 Licenses modified the timing of the payments of the license fees.

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

On May 1, 2016, the Company entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted the Company a royalty-bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, the Company entered into the First Amendment to the ALZN002 License, on May 7, 2018, the Company entered into the Second Amendment to the ALZN002 License, on January 31, 2019, the Company entered into the Third Amendment to the ALZN002 License, on January 24, 2020, the Company entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, the Company entered into the Fifth Amendment to the ALZN002 License, on April 17, 2023, the Company entered into the Sixth Amendment to the ALZN002 License and on December 11, 2023, the Company entered into the Seventh Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”). The Seventh Amendment to the ALZN002 License modified the timing of the payments of the license fees.

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

Additionally, the Company is required to complete milestones and make payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon completion of first clinical trial

$1,250,000		March 2025	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA new drug application approval
*	Milestone met and payment made

ALZN002 License:

Payment		Due Date
$50,000	*	Completed January 2022

$50,000		Upon first dosing of patient in first Phase I clinical trial

$500,000		Upon completion of first Phase IIB clinical trial

$1,000,000		Upon first patient treated in a Phase III clinical trial

$10,000,000		Upon first commercial sale
*	Milestone met and payment made

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	March 2026	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

8.	EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value. The Board has designated 3,000 shares as Series A Convertible Preferred Stock and 6,000 shares as Series B Convertible Preferred Stock. The rights, preferences, privileges and restrictions on the remaining authorized 9,991,000 shares of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Series A Convertible Preferred Stock

On May 8, 2024, the Company and Orchid entered into a securities purchase agreement (the “Orchid SPA”) for the purchase of up to 2,500 shares of Series A Convertible Preferred Stock and warrants to purchase shares up to 2,000,000 shares of Common Stock in several tranche closings.

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

Series B Convertible Preferred Stock

On January 31, 2024, the Company and Ault Lending, LLC (“Ault Lending”) entered into a securities purchase agreement (the “AL SPA”) for the purchase of up to 6,000 shares of Series B Convertible Preferred Stock and warrants to purchase shares up to 600,000 shares of the Company’s Common Stock. The AL SPA provides that Ault Lending may purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending has the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The Agreement will automatically terminate if the final closing has not occurred prior to the Termination Date.

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

The Series B Convertible Preferred Stock has a stated value of $1,000 per share (“Stated Value”) and does not accrue dividends. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Stated Value by $10.00 (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series B Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and Nasdaq, provided, however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $8.73 (the “Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the Execution Date. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event the holders of Series B Convertible Preferred Stock receive a liquidation preference ahead of holders of Common Stock.

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

Common Stock

Orchid SPA

During the three months ended July 31, 2024, Orchid converted 62.477 shares of Series A Convertible Preferred Stock into 173,333 shares of Common Stock.

9.	RELATED PARTY TRANSACTIONS

In connection with the Orchid SPA, the Company agreed to pay Ault Lending an origination fee of five percent (5%) of the total gross proceeds we receive from Orchid upon each purchase of Series A Convertible Preferred Stock. During the three months ended July 31, 2024, origination fees due to Ault Lending were $125,000.

10.	SUBSEQUENT EVENTS

On August 19, 2024, the Company sold 200 shares of Series A Convertible Preferred Stock and warrants to purchase 160,000 shares of Common Stock with an exercise price of $12.50 to Orchid, for a total purchase price of $2.0 million. The purchase price was paid in cash.

On August 21, 2024, the Company sold 250 shares of Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of Common Stock with an exercise price of $12.50 to Orchid, for a total purchase price of $2.5 million less $100,000 discount. The purchase price was paid in cash.

From August 1, 2024 to September 10, 2024, Orchid converted 632.4909 shares of Series A Convertible Preferred Stock into 3,196,825 shares of Common Stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on July 30, 2024.

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

Overview

We were incorporated on February 26, 2016, as Alzamend Neuro, Inc. under the laws of the State of Delaware. We were formed to acquire and commercialize patented intellectual property and know-how to prevent, treat and potentially cure the crippling and deadly Alzheimer’s disease (“Alzheimer’s”). With our two product candidates, we aim to bring treatment or cures not only for Alzheimer’s, but also bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). Existing Alzheimer’s treatments only temporarily relieve symptoms but do not, to our knowledge, slow or halt the underlying progression of the disease. We have developed a novel approach to combat Alzheimer’s through immunotherapy.

Critical Accounting Policies and Estimates

Research and Development Expenses. Research and development costs are expensed as incurred. Research and development costs consist of scientific consulting fees and lab supplies, as well as fees paid to other entities that conduct certain research and development activities on behalf of our company.

We have acquired and may continue to acquire the rights to develop and commercialize new product candidates from third parties. The upfront payments to acquire license, product or rights, as well as any future milestone payments, are immediately recognized as research and development expense, provided that there is no alternative future use of the rights in other research and development projects.

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

Certain of these assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different.

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

Plan of Operations

We intend to develop and commercialize therapeutics and vaccines that are better than existing treatments and have the potential to significantly improve the lives of individuals afflicted by Alzheimer’s, BD, MDD and PTSD. To achieve these goals, we are pursuing the following key business strategies:

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

We intend to initiate clinical trials in 2025 at this MTD to determine relative increased lithium levels in the brain compared to a marketed lithium salt for Alzheimer’s, BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace a 300 mg TID lithium carbonate dose for treatment of BD with a 240 mg TID AL001 lithium equivalent, which represents a daily decrease of 20% of lithium given to a patient. In August 2024, we announced that we had partnered with Massachusetts General Hospital to serve as the CRO for these clinical trials.

On September 28, 2022, we submitted an IND application to the FDA for ALZN002 and received a “study may proceed” letter on October 31, 2022. The product candidate is an immunotherapy vaccine designed to treat mild to moderate dementia of the Alzheimer’s type. ALZN002 is a proprietary “active” immunotherapy product, which means it is produced by each patient’s immune system. It consists of autologous DCs that are activated white blood cells taken from each individual patient so that they can be engineered outside of the body to attack Alzheimer’s-related amyloid-beta proteins. These DCs are pulsed with a novel amyloid-beta peptide (E22W) designed to bolster the ability of the patient’s immune system to combat Alzheimer’s, with the goal being to foster tolerance to treatment for safety purposes while stimulating the immune system to reduce the brain’s beta-amyloid protein burden, resulting in reduced Alzheimer’s signs and symptoms. Compared to passive immunization treatment approaches that use foreign blood products (such as monoclonal antibodies), active immunization with ALZN002 is anticipated to offer a more robust and long-lasting effect on the clearance of amyloid. This could provide a safer approach due to its reliance on autologous immune components, using each individual patient’s own white blood cells rather than foreign cells and/or blood products.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended July 31, 2024 and 2023:

	For the Three Months Ended July 31,
	2024	2023	$ Change	% Change
OPERATING EXPENSES
Research and development	$206,571	$2,366,137	$(2,159,566)	-91%
General and administrative	755,834	1,159,794	(403,960)	-35%
Total operating expenses	962,405	3,525,931	(2,563,526)	-73%
Loss from operations	(962,405)	(3,525,931)	2,563,526	73%

OTHER EXPENSE, NET
Interest expense	(12,006)	(1,835)	(10,171)	-554%
Total other expense, net	(12,006)	(1,835)	(10,171)	-554%

NET LOSS	$(974,411)	$(3,527,766)	$2,553,355	72%

Basic and diluted net loss per common share	$(1.25)	$(5.38)	$4.12	*

Basic and diluted weighted average common shares outstanding	777,821	656,267		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended July 31, 2024 and 2023, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended July 31, 2024 and 2023 were $207,000 and $2.4 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Three Months Ended July 31,
	2024	2023	$ Change	% Change
Professional fees	$184,164	$1,069,589	$(885,425)	-83%
Clinical trial fees	-	1,245,118	(1,245,118)	-100%
Other research and development expenses	22,407	51,430	(29,023)	-56%
Total research and development expenses	$206,571	$2,366,137	$(2,159,566)	-91%

Professional Fees

During the three months ended July 31, 2024 and 2023, we incurred professional fees of $184,000 and $1.1 million, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred related to minimal clinical trial activities.

Clinical Trial Fees

During the three months ended July 31, 2024 and 2023, we incurred clinical trial fees of nil and $1.2 million, respectively. We had no clinical trial activity for the three months ended July 31, 2024. Clinical trial fees for the three months ended July 31, 2023 were for our Phase IIA clinical trial for AL001 and our Phase I/IIA clinical trial for ALZN002.

Other Research and Development Expenses

During the three months ended July 31, 2024 and 2023, we incurred other fees of $22,000 and $51,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2024 and 2023 were $756,000 and $1.2 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; as well as board of director fees. For the three months ended July 31, 2024 and 2023, the remaining general and administrative expenses of $62,000 and $83,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Three Months Ended July 31,
	2024	2023	$ Change	% Change
Salaries and benefits	$227,795	$153,324	$74,471	49%
Professional fees	222,427	151,180	71,247	47%
Insurance	78,395	117,696	(39,301)	-33%
Stock-based compensation expense	81,277	369,380	(288,103)	-78%
Marketing fees	40,000	247,334	(207,334)	-84%
Board of director fees	43,750	37,500	6,250	17%
Other general and administrative expenses	62,190	83,380	(21,190)	-25%
Total general and administrative expenses	$755,834	$1,159,794	$(403,960)	-35%

Salaries and Benefits

During the three months ended July 31, 2024 and 2023, we incurred $228,000 and $153,000, respectively, in employee-related expenses. The decrease in salaries and benefits was due to a reversal of bonus accrual. As of July 31, 2024, we had four full-time and three part-time employees.

Professional Fees

During the three months ended July 31, 2024 and 2023, we incurred professional fees of $222,000 and $151,000, respectively. During the three months ended July 31, 2024, we incurred $85,000 in investor relations fees, $74,000 in legal fees, $56,000 in audit fees, and $7,000 in tax preparation fees. During the three months ended July 31, 2023, we incurred $78,000 in audit fees, $29,000 in investor relations fees, $16,000 in tax preparation fees, $13,000 in related party consulting, $6,000 in Sarbanes-Oxley compliance fees and $9,000 in other professional fees. The increase in professional fees was due mainly to investor relations related to our reverse split and legal fees, partially offset by lower related party consulting, audit fees and tax preparation fees.

Insurance Expense

During the three months ended July 31, 2024 and 2023, we incurred insurance expense of $78,000 and $118,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the three months ended July 31, 2024 and 2023, we incurred general and administrative stock-based compensation expense of $81,000 and $369,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended July 31, 2024 was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the three months ended July 31, 2024 and 2023, we incurred marketing fees of $40,000 and $247,000, respectively. The decrease was due to the completion of the marketing and branding agreement with Ault Alliance, Inc.

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

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of July 31, 2024, we had cash of $1.2 million, a working capital deficiency of $1.5 million, an accumulated deficit of $55.0 million and stockholders’ deficit of $1.2 million. We have incurred recurring losses and reported losses for the three ended July 31, 2024 totaling $974,000. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

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

Series B Preferred Financing

On January 31, 2024, we entered into a securities purchase agreement (“AL SPA”) with Ault Lending, LLC (“Ault Lending”) whereby Ault Lending may purchase of up to 6,000 shares of series B convertible preferred stock (“Series B Convertible Preferred Stock”) and warrants to purchase shares up to 600,000 shares of our common stock. The AL SPA provides that Ault Lending may purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending has the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The Agreement will automatically terminate if the final closing has not occurred prior to the Termination Date.

During the year ended April 30, 2024, we sold an aggregate of 2,100 shares of Series B Convertible Preferred Stock and warrants to purchase 210,000 shares of common stock with an exercise price of $12.00, for a total purchase price of $2.1 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to us between November 9, 2023 and January 31, 2024 and the remaining $950,000 in cash.

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

On May 10, 2024, we sold 100 shares of Series A Convertible Preferred Stock and warrants to purchase 80,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $1.0 million. The purchase price was paid by the surrender and cancellation of a term note issued by us to Orchid of $311,356, consisting of $310,000 of principal and $1,356 of accrued and unpaid interest, $100,000 discount and net cash of $588,644. On June 25, 2024, we sold 150 shares of Series A Convertible Preferred Stock and warrants to purchase 120,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $1.5 million. The purchase price was paid in cash. On August 19, 2024, we sold 200 shares of Series A Convertible Preferred Stock and warrant to purchase 160,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $2.0 million. The purchase price was paid in cash. On August 21, 2024, we sold 250 shares of Series A Convertible Preferred Stock and warrant to purchase 200,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $2.5 million less $100,000 discount. The purchase price was paid in cash.

Pursuant to the Orchid SPA, Orchid has agreed to purchase the remaining 1,800 Preferred Shares based on our achievement of the milestones set forth below (the “Milestones”):

•	200 Preferred Shares, for $2,000,000, within 60 days of the effectiveness of the resale registration statement (the “Registration Statement”) and the execution of a partnership agreement with a nationally renowned research facility for a clinical trial (the “Fourth Tranche”); and

•	100 Preferred Shares, for $1,000,000, on each monthly anniversary of the effectiveness of the resale registration statement, which was declared effective on July 9, 2024, until all remaining 1,600 Preferred Shares have been sold (each, a “Final Tranche”).

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

The Registration Statement registering for resale the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the warrants was declared effective on July 9, 2024. In addition, we agreed to use our best efforts to hold a special meeting of our stockholders within 90 days of the execution date of the Orchid SPA for purposes of seeking stockholder approval of the issuance of all the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit,” which is 19.99% of our shares of common stock issued and outstanding on the execution date of the Orchid SPA. We held a special meeting of stockholders on July 8, 2024, at which time, the stockholders approved the issuance of all the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit.”

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

Cash Flows

The following table summarizes our cash flows for the three months ended July 31, 2024 and 2023:

	For the Three Months Ended July 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(1,055,742)	$(3,298,200)
Investing activities	(90,000)	(147,243)
Financing activities	1,963,644	-
Net increase (decrease) in cash and cash equivalents	$817,902	$(3,445,443)

Operating Activities

During the three months ended July 31, 2024, net cash used in operating activities was $1.1 million. This consisted primarily of a net loss of $974,000 and a decrease in our net operating assets and liabilities of $185,000, partially offset by non-cash charges of $103,000. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in our net operating assets and liabilities was due to a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

During the three months ended July 31, 2024, net cash used in investing activities was $90,000 from the purchase of equipment. We purchased equipment, which measures lithium levels in the brain, to be used in the AL001 clinical trial.

Financing Activities

During the three months ended July 31, 2024, net cash provided by financing activities was $2.0 million from the sale of Series A Convertible Preferred Stock.

Contractual Obligations

On July 2, 2018, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for AL001 with the Licensor and its affiliate, the University of South Florida (the “AL001 Licenses”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the field of Alzheimer’s, under United States Patent Nos. (i) 9,840,521, entitled “Organic Anion Lithium Ionic Cocrystal Compounds and Compositions,” filed September 24, 2015 and granted December 12, 2017, and (ii) 9,603,869, entitled “Lithium Co-Crystals for Treatment of Neuropsychiatric Disorders,” filed May 21, 2016 and granted March 28, 2017. On February 1, 2019, we entered into the First Amendments to the AL001 Licenses, on March 30, 2021, we entered into the Second Amendments to the AL001 Licenses and on June 8, 2023, we entered into the Third Amendments to the AL001 Licenses (collectively, the “AL001 License Agreements”). The Third Amendments to the AL001 Licenses modified the timing of the payments of the license fees.

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

On May 1, 2016, we entered into a Standard Exclusive License Agreement with Sublicensing Terms for ALZN002 with the Licensor (the “ALZN002 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the field of Alzheimer’s Immunotherapy and Diagnostics, under United States Patent No. 8,188,046, entitled “Amyloid Beta Peptides and Methods of Use,” filed April 7, 2009 and granted May 29, 2012. On August 18, 2017, we entered into the First Amendment to the ALZN002 License, on May 7, 2018, we entered into the Second Amendment to the ALZN002 License, on January 31, 2019, we entered into the Third Amendment to the ALZN002 License, on January 24, 2020, we entered into the Fourth Amendment to the ALZN002 License, on March 30, 2021, we entered into the Fifth Amendment to the ALZN002 License, on April 17, 2023, we entered into the Sixth Amendment to the ALZN002 License and on December 11, 2023, we entered into the Seventh Amendment to the ALZN002 License (collectively, the “ALZN002 License Agreement”). The Seventh Amendment to the ALZN002 License modified the timing of the payments of the license fees.

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

On November 19, 2019, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide licenses limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, we entered into the First Amendments to the November AL001 License and on April 17, 2023, we entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”). The Second Amendments to the November AL001 License modified the timing of the payments of the license fees.

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

Additionally, we are required to complete milestones and make payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment		Due Date	Event
$50,000	*	Completed September 2019	Pre-IND meeting

$65,000	*	Completed June 2021	IND application filing

$190,000	*	Completed December 2021	Upon first dosing of patient in a clinical trial

$500,000	*	Completed March 2022	Upon completion of first clinical trial

$1,250,000		March 2025	Upon first patient treated in a Phase III clinical trial

$10,000,000		8 years from the effective date of the agreement	Upon FDA new drug application approval
*	Milestone met and payment made

ALZN002 License:

Payment		Due Date
$50,000	*	Upon IND application - completed January 2022

$50,000		Upon first dosing of patient in first Phase I clinical trial

$500,000		Upon completion of first Phase IIB clinical trial

$1,000,000		Upon first patient treated in a Phase III clinical trial

$10,000,000		Upon first commercial sale
*	Milestone met and payment made

Additional AL001 Licenses:

Payment	Due Date	Event
$2,000,000	March 2026	Upon first patient treated in a Phase III clinical trial

$16,000,000	August 1, 2029	First commercial sale

Recent Accounting Standards

None.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, this section is not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, the end of its most recent fiscal year.

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

Planned Remediation

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including the following:

•	Continue to formalize our internal control documentation and strengthening supervisory reviews by our management; and

•	Developing plans to add additional accounting personnel and segregating duties amongst accounting personnel.

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

Changes in Internal Control

Except as detailed above, during the quarter ended July 31, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A.	RISK FACTORS

The risks described in Part I, Item 1A, “Risk Factors,” in our 2024 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our Common Stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2024 Annual Report on Form 10-K remains current in all material respects.

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

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended July 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 1, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2024).
3.7	Certificate of Designations of Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on May 9, 2024 (incorporated by reference to Exhibit 3.1 of the amended Current Report on Form 8-K/A filed with the SEC on May 10, 2024).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on May 9, 2024).
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on May 9, 2024).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: September 11, 2024	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: September 11, 2024	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

