Form 10-Q
period 2024-10-31
Alzamend Neuro, Inc.
filed 2024-12-11
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 10, 2024 there were 5,432,797 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	October 31, 2024	April 30, 2024
ASSETS

CURRENT ASSETS

Cash	$4,093,073	$376,048
Prepaid expenses and other current assets	673,669	79,194
TOTAL CURRENT ASSETS	4,766,742	455,242
Property, plant and equipment, net	240,976	176,346
TOTAL ASSETS	$5,007,718	$631,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,254,750	$2,925,059
Note payable	-	300,714
TOTAL LIABILITIES, ALL CURRENT	$1,254,750	$3,225,773

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock, $0.0001 stated value per share, 3,000 shares designated; 87.9867 and nil issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 stated value per share, 6,000 designated; 2,100 issued and outstanding as of October 31, 2024 and April 30, 2024	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 5,231,254 and 687,999 issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	523	69
Additional paid-in capital	60,162,478	51,426,154
Accumulated deficit	(56,410,033)	(54,020,408)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,752,968	(2,594,185)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,007,718	$631,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2024	2023	2024	2023
OPERATING EXPENSES
Research and development	$311,088	$1,996,783	$517,659	$4,362,920
General and administrative	1,046,980	904,939	1,802,814	2,064,732
Total operating expenses	1,358,068	2,901,722	2,320,473	6,427,652
Loss from operations	(1,358,068)	(2,901,722)	(2,320,473)	(6,427,652)

OTHER EXPENSE, NET
Interest expense	(3,495)	(4,311)	(15,501)	(6,147)
Total other expense, net	(3,495)	(4,311)	(15,501)	(6,147)
NET LOSS	(1,361,563)	(2,906,033)	(2,335,974)	(6,433,799)

Dividends on preferred shares	(53,651)	-	(53,651)	-

NET LOSS AVAILABLE TO COMMON SHARES	$(1,415,214)	$(2,906,033)	$(2,389,625)	$(6,433,799)

Basic and diluted net loss per common share	$(0.40)	$(4.43)	$(1.11)	$(9.80)

Basic and diluted weighted average common shares outstanding	3,531,702	656,378	2,154,761	656,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended October 31, 2024

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Total
BALANCES, July 31, 2024	188	$-	2,100	$-	861,332	$86	$53,782,414	-	$(54,994,819)	$(1,212,319)

Issuance of common stock for cash, net of issuance costs	-	-	-	-	755,888	76	1,174,148		-	1,174,224

Issuance of common stock for restricted stock awards	-	-	-	-	83	-	-		-	-

Issuance of preferred stock for cash, net of issuance costs	550	-	-	-	-	-	5,125,000		-	5,125,000

Conversion of preferred stock to common stock	(650)	-	-	-	3,613,951	361	(361)		-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	81,277		-	81,277

Net loss	-	-	-	-	-	-	-	-	(1,415,214)	(1,415,214)

BALANCES, October 31, 2024	88	$-	2,100	$-	5,231,254	$523	$60,162,478	-	$(56,410,033)	$3,752,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended October 31, 2023

(Unaudited)

	Series B Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, July 31, 2023	-	$-	646,268	$65	$62,370,775	$(14,883,295)	$(47,600,428)	$(112,883)

Issuance of common stock for cash, net of issuance costs	-	-	615	-	18,087	-	-	18,087

Issuance of common stock for restricted stock awards	-	-	83	-	-	-	-	-

Subscription receivable payment received	-	-	-	-	(7,002)	7,002	-	-

Stock-based compensation to employees and consultants	-	-	-	-	318,336	-	-	318,336

Net loss	-	-	-	-	-	-	(2,906,033)	(2,906,033)

BALANCES, October 31, 2023	-	$-	646,966	$65	$62,700,196	$(14,876,293)	$(50,506,461)	$(2,682,493)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended October 31, 2024

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, April 30, 2024	-	$-	2,100	$-	687,999	$69	$51,426,154	$(54,020,408)	$(2,594,185)

Issuance of common stock for cash, net of issuance costs	-	-	-	-	755,888	76	1,174,148	-	1,174,224

Issuance of common stock for restricted stock awards	-	-	-	-	83	-	-	-	-

Issuance of preferred stock for cash, net of issuance costs	800	-	-	-	-	-	7,088,644	-	7,088,644

Conversion of preferred stock to common stock	(712)	-	-	-	3,787,284	378	(378)	-	-

Conversion of note payable and interest to preferred stock	-	-	-	-	-	-	311,356	-	311,356

Stock-based compensation to employees and consultants	-	-	-	-	-	-	162,554	-	162,554

Net loss	-	-	-	-	-	-	-	(2,389,625)	(2,389,625)

BALANCES, October 31, 2024	88	$-	2,100	$-	5,231,254	$523	$60,162,478	$(56,410,033)	$3,752,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Six Months Ended October 31, 2023

(Unaudited)

	Series B Convertible				Additional	Note Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2023	-	$-	646,268	$65	$62,001,395	$(14,883,295)	$(44,072,662)	$3,045,503

Issuance of common stock for cash, net of issuance costs	-	-	615	-	18,087	-	-	18,087

Issuance of common stock for restricted stock awards	-	-	83	-	-	-	-	-

Subscription receivable payment received	-	-	-	-	(7,002)	7,002	-	-

Stock-based compensation to employees and consultants	-	-	-	-	687,716	-	-	687,716

Net loss	-	-	-	-	-	-	(6,433,799)	(6,433,799)

BALANCES, October 31, 2023	-	$-	646,966	$65	$62,700,196	$(14,876,293)	$(50,506,461)	$(2,682,493)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended October 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,389,625)	$(6,433,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	25,370	25,370
Interest expense - debt discount	9,286	-
Stock-based compensation to employees and consultants	162,554	687,716
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(594,475)	(134,213)
Prepaid expenses - related party	-	247,334
Accounts payable and accrued liabilities	(1,668,953)	795,968
Net cash used in operating activities	(4,455,843)	(4,811,624)
Cash flows from investing activities:
Purchase of equipment	(90,000)	(147,243)
Net cash used in investing activities	(90,000)	(147,243)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,174,224	18,087
Net proceeds from the issuance of preferred stock	7,088,644	-
Net cash provided by financing activities	8,262,868	18,087
Net increase (decrease) in cash	3,717,025	(4,940,780)
Cash at beginning of period	376,048	5,140,859
Cash at end of period	$4,093,073	$200,079

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A convertible preferred stock	$7,120,133	$-
Fair value of warrants issued in connection with Series A convertible preferred stock	$1,635,489	$-
Conversion of note payable and accrued interest into Series B convertible preferred stock	$311,356	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of October 31, 2024, the Company had cash of $4.1 million, working capital of $3.5 million, an accumulated deficit of $56.4 million and stockholders’ equity of $3.8 million. For the three and six months ended October 31, 2024, the Company had net losses of $1.4 million and $2.4 million, respectively. For the six months ended October 31, 2024, cash used in operating activities was $4.5 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

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

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. These factors create substantial doubt about our ability to continue as a going concern. However, based on the Company’s current business plan, management believes that the Company’s cash and cash equivalents at October 31, 2024, together with the anticipated receipt of funds from its “at-the-market” offering and from the sale of its Series A and Series B Convertible Preferred Stock pursuant to the securities purchase agreements related thereto, will be sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of October 31, 2024 and April 30, 2024, the Company had no cash equivalents.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Six Months Ended October 31,
	2024	2023
Stock options (1)	116,999	121,054
Restricted stock units	84	250
Warrants	873,450	67,665
	990,533	188,969

(1)	The Company has excluded 10,000 stock options for the six months ended October 31, 2024 and 2023, with an exercise price of $0.06, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	October 31, 2024	April 30, 2024
Prepaid clinical trial expenses	$490,911	$-
Prepaid insurance	163,332	60,523
Other prepaid expenses	19,426	18,671
Total prepaid expenses and other current assets	$673,669	$79,194

On October 22, 2024, the Company entered into a Study Start-up Agreement with Massachusetts General Hospital (“Mass General Agreement”) in preparation for five clinical research trials for its AL001 product candidate. The Mass General Agreement required a prepayment of $514,000. Prepaid clinical trial expenses at October 31, 2024 represented the unamortized portion of clinical trial expense and will be amortized as used.

On June 14, 2024, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $227,000. Prepaid insurance at October 31, 2024 represented the unamortized portion of directors’ and officers’ insurance.

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

Stock Options. All options that the Company grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the date of issuance of these options, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method. The expected life of the options used was based on the contractual life calculated using the simplified method. Stock-based compensation is a non-cash expense because the Company settles these obligations by issuing shares of Common Stock from its authorized shares instead of settling such obligations with cash payments.

A summary of stock option activity for the six months ended October 31, 2024 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2024	62,000	98,000	$178.12	5.22	$70,500
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	3,333	(3,333)	$150.00	-
Balance at October 31, 2024	65,333	94,667	$179.11	4.90	$15,100
Options vested and expected to vest at October 31, 2024		88,001	$179.39	4.65	$15,100
Options exercisable at October 31, 2024		87,043	$178.87	4.63	$15,100

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Restricted stock unit activity for the six months ended October 31, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 30, 2024	167	$375.00
Granted	-	-
Vested	83	$375.00
Cancelled	-	-
Unvested at October 31, 2024	84	$375.00

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $1,500 per share to $3,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of October 31, 2024, management believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 13,333 performance-based stock option to the Chief Executive Officer at an exercise price of $175.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the three months ended July 31, 2023, management believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of October 31, 2024, management believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

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

During the year ended April 30, 2024, the Company filed INDs for BD, MDD and PTSD and received a “Study May Proceed” letter for BD in October 2023, MDD in November 2023 and PTSD in December 2023. As a result, 75% of the performance grant vested and the Company recognized stock-based compensation related to the vesting. As of October 31, 2024, management believed that the achievement of the remaining requisite performance condition was not probable and, as a result, no compensation cost has been recognized for these awards related to ALZN002 – Alzheimer’s.

Stock-Based Compensation Expense

The Company’s results of operations included expenses relating to stock-based compensation for three and six months ended October 31, 2024 and 2023, were comprised as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2024	2023	2024	2023
Research and development	$-	$-	$-	$142,603
General and administrative	81,277	175,733	162,554	545,113
Total	$81,277	$175,733	$162,554	$687,716

As of October 31, 2024, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $284,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 0.9 years.

6.	WARRANTS

During the three months ended October 31, 2024, the Company issued warrants to purchase an aggregate of 440,000 shares of common stock at an exercise price of $12.50 per share.

(i)	On August 19, 2024, the Company issued a warrant to purchase 160,000 shares of Common Stock at an exercise price of $12.50 in connection with the sale of convertible preferred stock to Orchid Finance, LLC (“Orchid”) for $2,000,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815. The fair value of the warrant on the date issued was $571,000.

(ii)	On August 21, 2024, the Company issued a warrant to purchase 200,000 shares of Common Stock at an exercise price of $12.50 in connection with the sale of convertible preferred stock to Orchid for $2,500,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815. The fair value of the warrant on the date issued was $486,000.

(iii)	On September 11, 2024, the Company issued a warrant to purchase 80,000 shares of Common Stock at an exercise price of $12.50 in connection with the sale of convertible preferred stock to Orchid for $1,000,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the common stock, requires settlement in shares and would be classified as equity under ASC 815. The fair value of the warrant on the date issued was $69,000.

Warrant activity for the six months ended October 31, 2024 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2024	240,449	$67.45
Granted	640,000	$12.50
Cancelled/Expired	(6,999)	$320.28
Outstanding at October 31, 2024	873,450	$24.35

The following table summarizes information about Common Stock warrants outstanding and exercisable at October 31, 2024:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$12.00-$12.50	850,000	4.7	$12.38	850,000	$12.38
$450.00	23,042	1.8	$450.00	23,042	$450.00
$937.50	408	1.6	$937.50	408	$937.50

$12.00 - $937.50	873,450	4.7	$24.35	873,450	$24.35

7.	COMMITMENTS AND CONTINGENCIES

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

On September 11, 2024, the Company sold 100 shares of Series A Convertible Preferred Stock and warrants to purchase 80,000 shares of Common Stock with an exercise price of $12.50 to Orchid, for a total purchase price of $1.0 million. The purchase price was paid in cash.

The Series A Convertible Preferred Stock has a stated value of $1,000 per share and holders of the Series A Convertible Preferred Stock are entitled to cumulative cash dividends at an annual rate of 15%, or $1,500.00 per share (“Dividend Amount”), based on the stated value per share. Notwithstanding the foregoing, for as long as any share(s) of Series A Preferred Stock shall remain outstanding, the Dividend Amount shall be paid either in shares of Series A Preferred Stock or cash, at Orchid’s discretion, in each case equal to the Dividend Amount. Each share of Series A Convertible Preferred Stock is convertible into shares of Common Stock cased on the conversion price (“Series A Conversion Price”), which is defined as (a) the state value of the Series A Preferred Stock being converted pus all accrued but unpaid dividends, divided by (b) the greater of (i) $2.50 per share (“Floor Price”), and (ii) the lesser of (A) $15.00 and (B) 80% of the lowest closing price of the Common Stock during the three trading days immediately prior to the date of the conversion. The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, but not below the Floor Price. The Floor Price shall, however, be adjusted for stock splits, stock dividends, combinations or similar transactions. The holders of the Series A Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided, however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series A Convertible Preferred Stock is entitled to cast, shall not be lower than $5.63 (the “Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the execution date of the Orchid SPA. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event, the holders of Series A Convertible Preferred Stock receive a liquidation preference ahead of holders of Common Stock.

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

Common Stock

At-the-Market Offering

On October 3, 2024, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC (the “ATM Offering”), as sales agent to sell shares of its Common Stock, having an aggregate offering price of up to approximately $6.5 million from time to time, through the ATM Offering. On October 3, 2024, the Company filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $6.5 million in shares of Common Stock in the ATM Offering.

The offer and sale of the shares will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the six months ended October 31, 2024, the Company sold an aggregate of 755,888 shares of Common Stock pursuant to the ATM Offering for gross and net proceeds of $1.2 million.

Orchid SPA

During the three months ended October 31, 2024, Orchid converted 649.5363 shares of Series A Convertible Preferred Stock into 3,613,951 shares of Common Stock. During the six months ended October 31, 2024, Orchid converted 712.0133 shares of Series A Convertible Preferred Stock into 3,787,284 shares of Common Stock.

9.	RELATED PARTY TRANSACTIONS

In connection with the Orchid SPA, the Company agreed to pay Ault Lending an origination fee of five percent (5%) of the total gross proceeds we receive from Orchid upon each purchase of Series A Convertible Preferred Stock. During the three and six months ended October 31, 2024, origination fees due to Ault Lending were $275,000 and $400,000, respectively.

10.	SUBSEQUENT EVENTS

From November 1, 2024 to December 10, 2024, the Company sold an aggregate of 201,543 shares of Common Stock pursuant to the ATM Offering for gross and net proceeds of $280,000.

Management has evaluated events through the date the financial statement were available to be issued and determined that there have been no other events that occurred that would require adjustment to our disclosures in the condensed financial statements.

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

On May 5, 2022, we initiated a multiple-dose, steady-state, double-blind, ascending dose safety, tolerability, pharmacokinetic clinical trial of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects. We completed the Phase IIA clinical trial in March 2023 and announced positive topline data in June 2023, followed by the full data set in October 2024.

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

Lithium is a commonly prescribed drug for manic episodes in BD type 1 as well as maintenance therapy of BD in patients with a history of manic episodes. Lithium is also prescribed off-label for MDD, BD and treatment of PTSD, among other disorders. Lithium was the first mood stabilizer approved by the U.S. Food and Drug Administration (“FDA”) and is still a first-line treatment option (considered the “gold standard”) but is underutilized perhaps because of the need for TDM. Lithium was the first drug that required TDM by regulatory authorities in product labelling because the effective and safe range of therapeutic drug blood concentrations is narrow and well defined for treatment of BD when using lithium salts. Excursions above this range can be toxic, and below can impair effectiveness. Existing lithium drugs suffer from chronic toxicity, poor physicochemical properties, and poor brain bioavailability. Alzamend’s novel AL001 formulation, a lithium-salicylate/L-proline engineered ionic cocrystal, is designed to overcome the toxicities associated with conventional lithium salts, promising a next-generation lithium treatment with an enhanced safety profile and advantageous distribution to brain and brain structures.

Based on the results from our Phase IIA MAD study, we plan to initiate five clinical trials to determine relative increased lithium levels in the brain compared to a marketed lithium salt for healthy subject and patients diagnosed with mild to moderate Alzheimer’s, BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace the amount of lithium needed for maintenance treatment of BD with a clinically relevant, lower AL001 lithium carbonate equivalent lithium dose. Such lithium dose mitigation could redefine the landscape of neuropsychiatric, neurodegenerative, and neurological treatment practices. In August 2024, we announced that we had partnered with Massachusetts General Hospital to serve as the CRO for these clinical trials.

On November 19, 2024, we announced final full data set from a nonclinical study comparing brain and plasma lithium exposures between AL001 and lithium carbonate in Alzheimer’s transgenic mice. The study was conducted at the University of South Florida and the bioanalytical procedures for determination of lithium concentration in the brain and plasma samples were conducted under good laboratory practice standards by Sannova Analytical LLC. The study involved administering AL001, a good manufacturing practices-quality active pharmaceutical ingredient (“API”) to 5XFAD mice, a recognized model for Alzheimer’s research, to compare its effects against lithium carbonate, an FDA approved and marketed API. Mice received either high or low doses scaled to humans of both AL001 and lithium carbonate over a 14-day period to observe pharmacokinetic steady-state drug conditions. On the 15th day, the mice were analyzed to assess how the treatments affected lithium concentrations in different brain regions and in their plasma.

Based on the study, both treatments had no negative impact on the mice's body weight or clinical signs during the treatment period. AL001 showed lower plasma lithium levels than lithium carbonate, reducing the risk of adverse systemic effects, suggesting an expansion for safety of lithium’s therapeutic index. Further, AL001 showed consistently higher lithium concentrations in brain tissues, particularly at lower doses, compared to lithium carbonate. Finally, the study found that different brain regions absorb and retain lithium differently. This means treatments can potentially be tailored to target specific brain areas, allowing for more precise treatment of various brain-related conditions when applied in human studies.

These results highlight the potential clinical advantages of AL001 for conditions like Alzheimer’s, BD, MDD and PTSD at low doses. By reducing the systemic burden, AL001 could lessen the risk of side effects such as thyroid and kidney complications often associated with extant lithium therapies. This positions AL001 as a promising candidate for safer long-term treatment options, without the need for TDM. This innovation is specifically designed to address the needs of fragile populations, such as elderly and Alzheimer’s patients, by offering a potentially more efficient and safer alternative to existing treatments.

The dosing level identified as optimal in this robust nonclinical study will serve as the foundation for advancing the evaluation of AL001 in the comprehensive ‘Lithium in Brain’ Phase II clinical trials. These trials, conducted in collaboration with Massachusetts General Hospital, will encompass a diverse cohort of both healthy subjects and patients diagnosed with mild to moderate Alzheimer’s disease, BD, MDD and PTSD.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2024 and 2023

The following table summarizes the results of our operations for the three months ended October 31, 2024 and 2023:

	For the Three Months Ended October 31,
	2024	2023	$ Change	% Change
OPERATING EXPENSES
Research and development	$311,088	$1,996,783	$(1,685,695)	-84%
General and administrative	1,046,980	904,939	142,041	16%
Total operating expenses	1,358,068	2,901,722	(1,543,654)	-53%
Loss from operations	(1,358,068)	(2,901,722)	1,543,654	53%

OTHER EXPENSE, NET
Interest expense	(3,495)	(4,311)	816	-19%
Total other expense, net	(3,495)	(4,311)	816	-19%

NET LOSS	(1,361,563)	(2,906,033)	1,544,468	53%

Dividends on preferred shares	(53,651)	-	(53,651)	*

NET LOSS AVAILABLE TO COMMON SHARES	$(1,415,214)	$(2,906,033)	$1,490,819	51%

Basic and diluted net loss per common share	$(0.40)	$(4.43)	$4.03	*

Basic and diluted weighted average common shares outstanding	3,531,702	656,378		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended October 31, 2024 and 2023, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended October 31, 2024 and 2023 were $311,000 and $2.1 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Three Months Ended October 31,
	2024	2023	$ Change	% Change
Professional fees	$181,233	$1,045,212	$(863,979)	-83%
Clinical trial fees	124,123	794,676	(670,553)	-84%
Stock-based compensation expense	-	142,603	(142,603)	*
Other research and development expenses	5,732	14,292	(8,560)	-60%
Total research and development expenses	$311,088	$1,996,783	$(1,685,695)	-84%

*	Not meaningful

Professional Fees

During the three months ended October 31, 2024 and 2023, we incurred professional fees of $181,000 and $1.0 million, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred related to minimal clinical trial activities.

Clinical Trial Fees

During the three months ended October 31, 2024 and 2023, we incurred clinical trial fees of $124,000 and $795,000, respectively. Clinical trial fees for the three months ended October 31, 2024 were for our initial set-up for our Phase IIA brain imaging study with Massachusetts General. Clinical trial fees for the three months ended October 31, 2023 were for our Phase IIA clinical trial for AL001 and our Phase I/IIA clinical trial for ALZN002.

Stock-Based Compensation Expense

During the three months ended October 31, 2024 and 2023, we incurred research and development stock-based compensation expense of nil and $143,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended October 31, 2024 was a result of fewer stock options vesting during the period compared to the prior year period.

Other Research and Development Expenses

During the three months ended October 31, 2024 and 2023, we incurred other fees of $6,000 and $14,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2024 and 2023 were $1.0 million and $0.9 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; as well as board of director fees. For the three months ended October 31, 2024 and 2023, the remaining general and administrative expenses of $83,000 and $93,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Three Months Ended October 31,
	2024	2023	$ Change	% Change
Salary and benefits	$325,764	$225,934	$99,830	44%
Professional fees	148,669	283,585	(134,916)	-48%
Insurance	60,239	88,988	(28,749)	-32%
Stock-based compensation expense	81,277	175,733	(94,456)	-54%
Marketing fees	304,000	-	304,000	*
Board of director fees	43,750	37,500	6,250	17%
Other general and administrative expenses	83,281	93,199	(9,918)	-11%
Total general and administrative expenses	$1,046,980	$904,939	$142,041	16%

*	Not meaningful

Salaries and Benefits

During the three months ended October 31, 2024 and 2023, we incurred $326,000 and $226,000, respectively, in employee-related expenses. The increase in salaries and benefits was due to a bonus paid to our chief executive officer. As of October 31, 2024, we had four full-time and three part-time employees.

Professional Fees

During the three months ended October 31, 2024 and 2023, we incurred professional fees of $149,000 and $284,000, respectively. During the three months ended October 31, 2024, we incurred $96,000 in audit fees, $35,000 in legal fees, $14,000 in tax preparation fees, and $2,000 in consulting fees. During the three months ended October 31, 2023, we incurred $92,000 in audit fees, $89,000 in investor relations fees, 67,000 in legal fees, $13,000 in tax preparation fees, $12,000 in related party consulting, and $11,000 in Sarbanes-Oxley compliance fees. The decrease in professional fees was due mainly to lower investor relations and legal fees.

Insurance Expense

During the three months ended October 31, 2024 and 2023, we incurred insurance expense of $60,000 and $89,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the three months ended October 31, 2024 and 2023, we incurred general and administrative stock-based compensation expense of $81,000 and $176,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended October 31, 2024, was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the three months ended October 31, 2024 and 2023, we incurred marketing fees of $304,000 and nil, respectively. The increase was due to a marketing program launched to promote our company and our stock during the three months ended October 31, 2024.

Results of Operations for the Six Months Ended October 31, 2024 and 2023

The following table summarizes the results of our operations for the six months ended October 31, 2024 and 2023:

	For the Six Months Ended October 31,
	2024	2023	$ Change	% Change
OPERATING EXPENSES
Research and development	$517,659	$4,362,920	$(3,845,261)	-88%
General and administrative	1,802,814	2,064,732	(261,918)	-13%
Total operating expenses	2,320,473	6,427,652	(4,107,179)	-64%
Loss from operations	(2,320,473)	(6,427,652)	4,107,179	64%

OTHER EXPENSE, NET
Interest expense	(15,501)	(6,147)	(9,354)	-152%
Total other expense, net	(15,501)	(6,147)	(9,354)	-152%
NET LOSS	(2,335,974)	(6,433,799)	4,097,825	64%

Dividends on preferred shares	(53,651)	-	(53,651)	*

NET LOSS AVAILABLE TO COMMON SHARES	$(2,389,625)	$(6,433,799)	$4,044,174	63%

Basic and diluted net loss per common share	$(1.11)	$(9.80)	$8.69	*

Basic and diluted weighted average common shares outstanding	2,154,761	656,323		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the six months ended October 31, 2024 and 2023, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the six months ended October 31, 2024 and 2023 were $518,000 and $4.4 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Six Months Ended October 31,
	2024	2023	$ Change	% Change
Professional fees	$365,398	$2,114,802	$(1,749,404)	-83%
Clinical trials	124,123	2,039,794	(1,915,671)	-94%
Stock-based compensation expense	-	142,603	(142,603)	*
Other research and development expenses	28,138	65,721	(37,583)	-57%
Total research and development expenses	$517,659	$4,362,920	$(3,845,261)	-88%

*	Not meaningful

Professional Fees

During the six months ended October 31, 2024 and 2023, we incurred professional fees of $365,000 and $2.1 million, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred related to minimal clinical trial activities.

Clinical Trial Fees

During the six months ended October 31, 2024 and 2023, we incurred clinical trial fees of $124,000 and $2.0 million, respectively. Clinical trial fees for the six months ended October 31, 2024 were for our initial set-up for our Phase IIA brain imaging study with Massachusetts General. Clinical trial fees for the six months ended October 31, 2023 were for our Phase IIA clinical trial for AL001 and our Phase I/IIA clinical trial for ALZN002.

Stock-Based Compensation Expense

During the six months ended October 31, 2024 and 2023, we incurred research and development stock-based compensation expense of nil and $143,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the six months ended October 31, 2024 was a result of fewer stock options vesting during the period compared to the prior year period.

Other Research and Development Expenses

During the six months ended October 31, 2024 and 2023, we incurred other fees of $28,000 and $66,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the six months ended October 31, 2024 and 2023 were $1.8 million and $2.1 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; as well as board of director fees. For the six months ended October 31, 2024 and 2023, the remaining general and administrative expenses of $145,000 and $177,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Six Months Ended October 31,
	2024	2023	$ Change	% Change
Salaries and benefits	$553,559	$379,258	$174,301	46%
Professional fees	371,096	434,764	(63,668)	-15%
Insurance	138,634	206,684	(68,050)	-33%
Stock-based compensation expense	162,554	545,113	(382,559)	-70%
Marketing fees	344,000	247,334	96,666	39%
Board of director fees	87,500	75,000	12,500	17%
Other general and administrative expenses	145,471	176,579	(31,108)	-18%
Total general and administrative expenses	$1,802,814	$2,064,732	$(261,918)	-13%

Salaries and Benefits

During the six months ended October 31, 2024 and 2023, we incurred $554,000 and $379,000, respectively, in employee-related expenses. The increase in salaries and benefits was due to a bonus paid to our chief executive officer. As of October 31, 2024, we had four full-time and three part-time employees.

Professional Fees

During the six months ended October 31, 2024 and 2023, we incurred professional fees of $371,000 and $435,000, respectively. During the six months ended October 31, 2024, we incurred $151,000 in audit fees, $109,000 in legal fees, $86,000 in investor relations fees, $22,000 in tax preparation fees, and $2,000 in consulting fees. During the six months ended October 31, 2023, we incurred $170,000 in audit fees, $118,000 in investor relations fees, $69,000 in legal fees, $29,000 in tax preparation fees, $24,000 in related party consulting, and $17,000 in Sarbanes-Oxley compliance fees. The decrease in professional fees was due mainly to lower audit, investor relations, related party consulting and Sarbanes-Oxley compliance fees partially offset by higher legal fees.

Insurance Expense

During the six months ended October 31, 2024 and 2023, we incurred insurance expense of $139,000 and $207,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the six months ended October 31, 2024 and 2023, we incurred general and administrative stock-based compensation expense of $163,000 and $545,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the six months ended October 31, 2024, was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the six months ended October 31, 2024 and 2023, we incurred marketing fees of $344,000 and $207,000, respectively. The increase was due to a marketing program launched to promote our company and our stock during the six months ended October 31, 2024.

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

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of October 31, 2024, we had cash of $4.1 million, working capital of $3.5 million, an accumulated deficit of $56.4 million and stockholders’ equity of $3.8 million. For the three and six months ended October 31, 2024, we had net losses of $1.4 million and $2.4 million, respectively. For the six months ended October 31, 2024, cash used in operating activities was $4.5 million. Historically, we have financed our operations principally through issuances of equity and debt instruments.

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

On May 10, 2024, we sold 100 shares of Series A Convertible Preferred Stock and warrants to purchase 80,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $1.0 million. The purchase price was paid by the surrender and cancellation of a term note issued by us to Orchid of $311,356, consisting of $310,000 of principal and $1,356 of accrued and unpaid interest, $100,000 discount and net cash of $588,644. On June 25, 2024, we sold 150 shares of Series A Convertible Preferred Stock and warrants to purchase 120,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $1.5 million. The purchase price was paid in cash. On August 19, 2024, we sold 200 shares of Series A Convertible Preferred Stock and warrant to purchase 160,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $2.0 million. The purchase price was paid in cash. On August 21, 2024, we sold 250 shares of Series A Convertible Preferred Stock and warrant to purchase 200,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $2.5 million less $100,000 discount. The purchase price was paid in cash. On September 11, 2024, we sold 100 shares of Series A Convertible Preferred Stock and warrant to purchase 80,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $1.0 million. The purchase price was paid in cash.

Pursuant to the Orchid SPA, Orchid has agreed to purchase the remaining 1,700 Preferred Shares based on our achievement of the milestones set forth below (the “Milestones”):

•	200 Preferred Shares, for $2,000,000, within 60 days of the effectiveness of the resale registration statement (the “Registration Statement”) and the execution of a partnership agreement with a nationally renowned research facility for a clinical trial (the “Fourth Tranche”); and

•	100 Preferred Shares, for $1,000,000, on each monthly anniversary of the effectiveness of the resale registration statement, which was declared effective on July 9, 2024, until all remaining 1,500 Preferred Shares have been sold (each, a “Final Tranche”).

Notwithstanding the foregoing Milestones, Orchid has the ability to invest any amount in its sole discretion in advance of the dates that the foregoing Milestones shall have been met. In the event that the average closing price of the common stock during the three trading days preceding the date of a tranche closing shall not be equal to or greater than $2.50 a share (the “Floor Price”), then the applicable closing shall be delayed until such time as the price meets the required threshold. We agreed to pay Ault Lending an origination fee of five percent (5%) of the total gross proceeds we receive from Orchid upon each purchase of Series A Convertible Preferred Stock. We also agreed to pay Orchid a fee of $100,000 upon the first closing, which occurred on May 10, 2024, $100,000 upon the third closing, which occurred on August 21, 2024, and the fourth, eighth and thirteenth closings constituting parts of the Final Tranche.

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

At-the-Market Offering

On October 3, 2024, we entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC (the “ATM Offering”), as sales agent to sell shares of our common stock, having an aggregate offering price of up to approximately $6.5 million from time to time, through the ATM Offering. On October 3, 2024, we filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $6.5 million in shares of common stock in the ATM Offering.

The offer and sale of the shares will be made pursuant to our effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the six months ended October 31, 2024, we sold an aggregate of 755,888 shares of common stock pursuant to the ATM Offering for gross and net proceeds of $1.2 million. From November 1, 2024 to December 10, 2024, we sold an aggregate of 201,543 shares of common stock pursuant to the ATM Offering for gross and net proceeds of $280,000.

Cash Flows

The following table summarizes our cash flows for the six months ended October 31, 2024 and 2023:

	For the Six Months Ended October 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$(4,455,843)	$(4,811,624)
Investing activities	(90,000)	(147,243)
Financing activities	8,262,868	18,087
Net increase (decrease) in cash and cash equivalents	$3,717,025	$(4,940,780)

Operating Activities

During the six months ended October 31, 2024, net cash used in operating activities was $4.5 million. This consisted primarily of a net loss of $2.4 million and a decrease in our net operating assets and liabilities of $2.3 million, partially offset by non-cash charges of $197,000. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in our net operating assets and liabilities was due to a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

During the six months ended October 31, 2024, net cash used in investing activities was $90,000 from the purchase of equipment. We purchased equipment, which measures lithium levels in the brain, to be used in the AL001 clinical trial.

Financing Activities

During the six months ended October 31, 2024, net cash provided by financing activities was $8.3 million. This consisted of $7.1 million from the sale of Series A Convertible Preferred Stock and $1.2 million from the sale of common stock from our ATM Offering.

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

Changes in Internal Control

Except as detailed above, during the quarter ended October 31, 2024, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 19, 2024, we sold 200 shares of Series A Convertible Preferred Stock and warrants to purchase 160,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $2.0 million. The purchase price was paid in cash.

On August 21, 2024, we sold 250 shares of Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $2.5 million less $100,000 discount. The purchase price was paid in cash.

On September 11, 2024, we sold 100 shares of Series A Convertible Preferred Stock and warrants to purchase 80,000 shares of common stock with an exercise price of $12.50, for a total purchase price of $1.0 million. The purchase price was paid in cash.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended October 31, 2024 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 1, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2024).
3.7	Certificate of Designations of Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on May 9, 2024 (incorporated by reference to Exhibit 3.1 of the amended Current Report on Form 8-K/A filed with the SEC on May 10, 2024).
3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
10.1	At-The-Market Issuance Sales Agreement, dated October 3, 2024, with Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2024).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: December 11, 2024	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: December 11, 2024	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

