Form 10-Q
period 2025-01-31
Alzamend Neuro, Inc.
filed 2025-03-10
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 7, 2025 there were 6,597,507 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

(Unaudited)

	January 31, 2025	April 30, 2024
ASSETS

CURRENT ASSETS

Cash	$3,358,135	$376,048
Prepaid expenses and other current assets	589,208	79,194
TOTAL CURRENT ASSETS	3,947,343	455,242
Property, plant and equipment, net	228,291	176,346
TOTAL ASSETS	$4,175,634	$631,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$725,851	$2,925,059
Note payable	-	300,714
TOTAL LIABILITIES, ALL CURRENT	$725,851	$3,225,773

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock, $10,000 stated value per share, 3,000 shares designated; 87.9867 and nil shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	-	-
Series B Convertible Preferred Stock, $1,000 stated value per share, 6,000 designated; 2,100 shares issued and outstanding as of January 31, 2025 and April 30, 2024	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 5,796,834 and 687,999 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	580	69
Additional paid-in capital	60,845,019	51,426,154
Accumulated deficit	(57,395,816)	(54,020,408)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,449,783	(2,594,185)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,175,634	$631,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2025	2024	2025	2024
OPERATING EXPENSES
Research and development	$447,111	$1,908,757	$964,771	$6,271,677
General and administrative	590,304	751,173	2,393,117	2,815,904
Total operating expenses	1,037,415	2,659,930	3,357,888	9,087,581
Loss from operations	(1,037,415)	(2,659,930)	(3,357,888)	(9,087,581)

OTHER EXPENSE
Interest expense	(2,019)	(2,488)	(17,520)	(8,636)
Total other expense	(2,019)	(2,488)	(17,520)	(8,636)
NET LOSS	$(1,039,434)	$(2,662,418)	$(3,375,408)	$(9,096,217)

Basic and diluted net loss per common share	$(0.19)	$(3.77)	$(1.03)	$(13.52)

Basic and diluted weighted average common shares outstanding	5,517,796	705,432	3,275,773	672,693

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended January 31, 2025

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital			Deficit	Total
BALANCES, October 31, 2024	88	$-	2,100	$-	5,231,254	$523	$60,108,827	-	-	$(56,356,382)	$3,752,968

Issuance of common stock for cash, net of issuance costs	-	-	-	-	565,580	57	688,643			-	688,700

Stock-based compensation to employees and consultants	-	-	-	-	-	-	81,277			-	81,277

Preferred Series A dividend	-	-	-	-	-	-	(33,728)			-	(33,728)

Net loss	-	-	-	-	-	-	-	-	-	(1,039,434)	(1,039,434)

BALANCES, January 31, 2025	88	$-	2,100	$-	5,796,834	$580	$60,845,019	-	-	$(57,395,816)	$3,449,783

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended January 31, 2024

(Unaudited)

	Series B Convertible				Additional	Note Receivable for	Subscription Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Preferred Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Related Party	Deficit	Total
BALANCES, October 31, 2023	-	$-	646,966	$65	$62,700,196	$(14,876,293)	$-	$(50,506,461)	$(2,682,493)

Issuance of common stock for cash, net of issuance costs	-	-	81,028	8	964,442	-	-	-	964,450

Subscription receivable for issuance of preferred stock - related party	-	-	-	-	-	-	(70,000)	-	(70,000)

Return of common stock for note receivable - related party	-	-	(66,117)	(7)	(14,876,286)	14,876,293	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	186,640	-	-	-	186,640

Net loss	-	-	-	-	-	-	-	(2,662,418)	(2,662,418)

BALANCES, January 31, 2024	-	$-	661,877	$66	$48,974,992	$-	$(70,000)	$(53,168,879)	$(4,263,821)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ (Deficit) Equity

For the Nine Months Ended January 31, 2025

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In			Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital			Deficit	Total
BALANCES, April 30, 2024	-	$-	2,100	$-	687,999	$69	$51,426,154	-	-	$(54,020,408)	$(2,594,185)

Issuance of common stock for cash, net of issuance costs	-	-	-	-	1,321,468	133	1,862,791			-	1,862,924

Issuance of common stock for restricted stock awards	-	-	-	-	83	-	-			-	-

Issuance of preferred stock for cash, net of issuance costs	800	-	-	-	-	-	7,088,644			-	7,088,644

Conversion of preferred stock to common stock	(712)	-	-	-	3,787,284	378	(378)			-	-

Conversion of note payable and interest to preferred stock	-	-	-	-	-	-	311,356			-	311,356

Stock-based compensation to employees and consultants	-	-	-	-	-	-	243,831			-	243,831

Preferred Series A dividend	-	-	-	-	-	-	(87,379)			-	(87,379)

Net loss	-	-	-	-	-	-	-	-	-	(3,375,408)	(3,375,408)

BALANCES, January 31, 2025	88	$-	2,100	$-	5,796,834	$580	$60,845,019	-	-	$(57,395,816)	$3,449,783

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity (Deficit)

For the Nine Months Ended January 31, 2024

(Unaudited)

	Series B Convertible				Additional	Note Receivable for	Subscription Receivable for
	Preferred Stock		Common Stock		Paid-In	Common Stock -	Preferred Stock -	Accumulated
	Shares	Amount	Shares	Amount	Capital	Related Party	Related Party	Deficit	Total
BALANCES, April 30, 2023	-	$-	646,268	$65	$62,001,395	$(14,883,295)	$-	$(44,072,662)	$3,045,503

Issuance of common stock for cash, net of issuance costs	-	-	81,643	8	982,529	-	-	-	982,537

Issuance of common stock for restricted stock awards	-	-	83	-	-	-	-	-	-

Subscription receivable for issuance of preferred stock - related party	-	-	-	-	-	-	(70,000)	-	(70,000)

Subscription receivable payment received	-	-	-	-	(7,002)	7,002	-	-	-

Return of common stock for note receivable - related party	-	-	(66,117)	(7)	(14,876,286)	14,876,293	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	874,356	-	-	-	874,356

Net loss	-	-	-	-	-	-	-	(9,096,217)	(9,096,217)

BALANCES, January 31, 2024	-	$-	661,877	$66	$48,974,992	$-	$(70,000)	$(53,168,879)	$(4,263,821)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended January 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,375,408)	$(9,096,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	38,055	38,055
Interest expense - debt discount	9,286	-
Stock-based compensation to employees and consultants	243,831	874,356
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(510,014)	136,851
Prepaid expenses - related party	-	247,334
Accounts payable and accrued liabilities	(2,285,231)	956,335
Net cash used in operating activities	(5,879,481)	(6,843,286)
Cash flows from investing activities:
Purchase of equipment	(90,000)	(147,243)
Net cash used in investing activities	(90,000)	(147,243)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	1,862,924	982,537
Net proceeds from the issuance of Series A preferred stock	7,088,644	-
Net proceeds from the issuance of Series B preferred stock - related party	-	1,150,000
Net cash provided by financing activities	8,951,568	2,132,537
Net increase (decrease) in cash	2,982,087	(4,857,992)
Cash at beginning of period	376,048	5,140,859
Cash at end of period	$3,358,135	$282,867

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A convertible preferred stock	$7,120,133	$-
Fair value of warrants issued in connection with Series A convertible preferred stock	$1,635,489	$-
Conversion of note payable and accrued interest into Series B convertible preferred stock	$311,356	$-
Series A convertible preferred stock dividends	$87,379	$-
Return of common stock for note receivable - related party	$-	$(14,883,295)
Issuance of preferred stock for subscription receivable - related party	$-	$70,000
Fair value of warrants issued for related party payable	$-	$742,263

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

On July 10, 2024, pursuant to the authorization provided by the Company’s stockholders at its annual meeting of stockholders, the Company filed an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of one-for-ten (the “Second Reverse Split”). The Second Reverse Split did not affect the number of authorized shares of Common Stock, preferred stock or their respective par values per share. As a result of the Second Reverse Split, each ten shares of Common Stock issued and outstanding prior to the Second Reverse Split were converted into one share of Common Stock. The Second Reverse Split became effective in the State of Delaware on July 16, 2024. All share amounts in these financial statements have been updated for all periods presented to reflect the Second Reverse Split.

2.	LIQUIDITY AND GOING CONCERN

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of January 31, 2025, the Company had cash of $3.4 million, working capital of $3.2 million, an accumulated deficit of $57.4 million and stockholders’ equity of $3.4 million. For the three and nine months ended January 31, 2025, the Company had net losses of $1.0 million and $3.4 million, respectively. For the nine months ended January 31, 2025, cash used in operating activities was $5.9 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

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

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations. These factors create substantial doubt about our ability to continue as a going concern. However, based on the Company’s current business plan, management believes that the Company’s cash and cash equivalents at January 31, 2025, together with the anticipated receipt of funds from its “at-the-market” offering and from the sale of its Series A and Series B Convertible Preferred Stock pursuant to the securities purchase agreements related thereto, will be sufficient to meet the Company’s anticipated cash requirements during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2024, filed with the SEC on July 30, 2024. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the condensed financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2024 has been derived from the audited balance sheet at April 30, 2024 contained in such Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of January 31, 2025 and April 30, 2024, the Company had no cash equivalents.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Nine Months Ended January 31,
	2025	2024
Stock options (1)	116,999	121,054
Restricted stock units	84	250
Warrants	873,450	156,331
	990,533	277,635

(1)	The Company has excluded 10,000 stock options for the nine months ended January 31, 2025 and 2024, with an exercise price of $0.06, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective are not expected to have a material impact on the Company’s financial position or results of operations upon adoption.

Management has considered all other recently issued accounting standards and does not believe the adoption of such standards will have a material impact on the Company’s condensed financial statements.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	January 31, 2025	April 30, 2024
Prepaid clinical trial expenses	$472,931	$-
Prepaid insurance	102,958	60,523
Other prepaid expenses	13,319	18,671
Total prepaid expenses and other current assets	$589,208	$79,194

On October 22, 2024, the Company entered into a Study Start-up Agreement with Massachusetts General Hospital (“Mass General Agreement”) in preparation for five clinical research trials for its AL001 product candidate. The Mass General Agreement required a prepayment of $514,000. Prepaid clinical trial expenses at January 31, 2025 represented the unamortized portion of clinical trial expense and will be amortized as used over the five months.

On June 14, 2024, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $227,000. Prepaid insurance at January 31, 2025 represented the unamortized portion of directors’ and officers’ insurance.

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

A summary of stock option activity for the nine months ended January 31, 2025 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2024	62,000	98,000	$178.12	5.22	$70,500
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	3,333	(3,333)	$150.00	-
Balance at January 31, 2025	65,333	94,667	$179.11	4.64	$10,750
Options vested and expected to vest at January 31, 2025		88,001	$179.39	4.40	$10,750
Options exercisable at January 31, 2025		87,379	$179.01	4.38	$10,750

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Restricted stock unit activity for the nine months ended January 31, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 30, 2024	167	$375.00
Granted	-	-
Vested	(83)	$375.00
Cancelled	-	-
Unvested at January 31, 2025	84	$375.00

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $1,500 per share to $3,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of January 31, 2025, management believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 13,333 performance-based stock option to the Chief Executive Officer at an exercise price of $175.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the three months ended July 31, 2023, management believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of January 31, 2025, management believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to certain team members at TAMM Net, Inc. (“TAMM Net”) to purchase an aggregate of 3,000 shares of Common Stock at a per share exercise price of $225.00 per share, of which 50% vested upon the completion of Phase I of AL001 on March 22, 2022, and the remaining 50% would vest upon completion of Phase I/IIA of ALZN002 by December 31, 2022.

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

During the year ended April 30, 2024, the Company filed INDs for BD, MDD and PTSD and received a “Study May Proceed” letter for BD in October 2023, MDD in November 2023 and PTSD in December 2023. As a result, 75% of the performance grant vested and the Company recognized stock-based compensation related to the vesting. The remaining requisite performance condition was not met on or before December 31, 2024 and, as a result, the remaining unvested stock options were cancelled and no compensation cost has been recognized for these awards related to ALZN002 – Alzheimer’s.

Stock-Based Compensation Expense

The Company’s results of operations, which included expenses relating to stock-based compensation for three and nine months ended January 31, 2025 and 2024, were comprised as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2025	2024	2025	2024
Research and development	$-	$71,302	$-	$213,905
General and administrative	81,277	115,338	243,831	660,451
Total	$81,277	$186,640	$243,831	$874,356

As of January 31, 2025, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that were expected to vest was $171,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 0.7 years.

6.	WARRANTS

During the nine months ended January 31, 2025, the Company issued warrants to purchase an aggregate of 640,000 shares of Common Stock at an exercise price of $12.50 per share.

Warrant activity for the nine months ended January 31, 2025 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2024	240,449	$67.45
Granted	640,000	$12.50
Cancelled/Expired	(6,999)	$320.28
Outstanding at January 31, 2025	873,450	$24.35

The following table summarizes information about Common Stock warrants outstanding and exercisable at January 31, 2025:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$12.00-$12.50	850,000	4.5	$12.38	850,000	$12.38
$450.00	23,042	1.6	$450.00	23,042	$450.00
$937.50	408	1.4	$937.50	408	$937.50

$12.00 - $937.50	873,450	4.4	$24.35	873,450	$24.35

7.	COMMITMENTS AND CONTINGENCIES

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

Series A Convertible Preferred Stock

On May 8, 2024, the Company and Orchid entered into a securities purchase agreement (the “Old Orchid SPA”) for the purchase of up to 2,500 shares of Series A Convertible Preferred Stock and warrants to purchase shares up to 2,000,000 shares of Common Stock in several tranche closings.

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

The Series A Convertible Preferred Stock has a stated value of $10,000 per share and holders of the Series A Convertible Preferred Stock are entitled to cumulative cash dividends at an annual rate of 15%, or $1,500.00 per share (“Dividend Amount”), based on the stated value per share. Notwithstanding the foregoing, for as long as any share(s) of Series A Preferred Stock shall remain outstanding, the Dividend Amount shall be paid either in shares of Series A Preferred Stock or cash, at Orchid’s discretion, in each case equal to the Dividend Amount. Each share of Series A Convertible Preferred Stock is convertible into shares of Common Stock based on the conversion price (“Series A Conversion Price”), which is defined as (a) the state value of the Series A Preferred Stock being converted pus all accrued but unpaid dividends, divided by (b) the greater of (i) $2.50 per share (the “Series A Floor Price”), and (ii) the lesser of (A) $15.00 and (B) 80% of the lowest closing price of the Common Stock during the three trading days immediately prior to the date of the conversion. The Series A Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series A Conversion Price then in effect, but not below the Series A Floor Price. The Series A Floor Price shall, however, be adjusted for stock splits, stock dividends, combinations or similar transactions. The holders of the Series A Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided, however, that for purposes of complying with Nasdaq regulations, the Series A Conversion Price, for purposes of determining the number of votes the holder of Series A Convertible Preferred Stock is entitled to cast, shall not be lower than $5.63 (the “Series A Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the execution date of the Old Orchid SPA. The Series A Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event, the holders of Series A Convertible Preferred Stock receive a liquidation preference ahead of holders of Common Stock.

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

The Series B Convertible Preferred Stock has a stated value of $1,000 per share (“Stated Value”) and does not accrue dividends. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Stated Value by $10.00 (the “Series B Conversion Price”). The Series B Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series B Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series B Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and Nasdaq, provided, however, that for purposes of complying with Nasdaq regulations, the Series B Conversion Price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $8.73 (the “Series B Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the Execution Date. The Series B Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event the holders of Series B Convertible Preferred Stock receive a liquidation preference ahead of holders of Common Stock.

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

The offer and sale of the shares is being made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the nine months ended January 31, 2025, the Company sold an aggregate of 1,321,468 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $2.0 million and net proceeds of $1.9 million.

Old Orchid SPA

During the nine months ended January 31, 2025, Orchid converted 712.0133 shares of Series A Convertible Preferred Stock into 3,787,284 shares of Common Stock.

9.	RELATED PARTY TRANSACTIONS

In connection with the Old Orchid SPA, the Company agreed to pay Ault Lending an origination fee of five percent (5%) of the total gross proceeds we receive from Orchid upon each purchase of Series A Convertible Preferred Stock. During the nine months ended January 31, 2025, origination fees due to Ault Lending were $400,000.

10.	SUBSEQUENT EVENTS

From February 1, 2025 to March 7, 2025, the Company sold an aggregate of 800,673 shares of Common Stock pursuant to the ATM Offering for gross proceeds of $869,000 and net proceeds of $843,000.

On February 28, 2025, the Company and Orchid entered into a securities purchase & exchange agreement (the “New Orchid SPA”) for the (i) exchange of 97.7511 shares of Series A Convertible Preferred Stock for an equal number of shares of the Company’s Series C convertible preferred stock (the “Series C Convertible Preferred Stock”) and (ii) purchase of up to 500 shares of Series C Convertible Preferred Stock and warrants to purchase up to 1,000,000 shares of Common Stock in several tranche closings.

The Company filed a certificate of designations, designating 1,000 shares of preferred stock as Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock has a stated value of $10,000 per share and holders of the Series C Convertible Preferred Stock are entitled to the Dividend Amount, based on the stated value per share. Notwithstanding the foregoing, for as long as any share(s) of Series C Preferred Stock shall remain outstanding, the Dividend Amount shall be paid either in shares of Series C Preferred Stock or cash, at Orchid’s discretion, in each case equal to the Dividend Amount. Each share of Series C Convertible Preferred Stock is convertible into such number of shares of Common Stock equal to (x) the stated value of the Series C Convertible Preferred Stock being converted plus all accrued but unpaid dividends, divided by (y) the greater of (i) $0.10 per share (the “Series C Floor Price”), and (ii) the lesser of (A) $15.00 and (B) 80% of the lowest closing price of the Common Stock during the three (3) trading days immediately prior to the date of conversion (the “Series C Conversion Price”). Each share of Series C Convertible Preferred Stock is convertible into shares of Common Stock based on the Series C Conversion Price. The Series C Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series C Conversion Price then in effect, but not below the Series C Floor Price. The Series C Floor Price Floor Price shall, however, be adjusted for stock splits, stock dividends, combinations or similar transactions. The holders of the Series C Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided, however, that for purposes of complying with Nasdaq regulations, the Series C Conversion Price, for purposes of determining the number of votes the holder of Series C Convertible Preferred Stock is entitled to cast, shall not be lower than $0.8375 (the “Series C Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the execution date of the New Orchid SPA. The Series C Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event, the holders of Series C Convertible Preferred Stock receive a liquidation preference ahead of holders of Common Stock.

On March 3, 2025, Orchid exchanged the 97.7511 shares of Series A Convertible Preferred Stock it owned for an equal number of shares of Series C Convertible Preferred Stock (the “Exchange”). In addition, in connection with the Exchange, Orchid received from the Company warrants to purchase 1,000,000 shares of Common Stock and the Company canceled all of Orchid’s warrants previously issued to it, which were exercisable for an aggregate of 640,000 shares of Common Stock. Finally, as a result of the Exchange, the Old Orchid SPA, and all rights and obligations thereunder, were canceled.

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

Preferred Stock Classification. We analyze the terms of our preferred stock using Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, to determine whether our preferred stock should be classified as a liability or equity, and if classified as equity, permanent or temporary. Common criteria we consider are redemption provisions, conversion options, cumulative of mandatory fixed dividends, discretionary dividends based on earnings, voting rights and collateral requirements.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended January 31, 2025 and 2024:

	For the Three Months Ended January 31,
	2025	2024	$ Change	% Change
OPERATING EXPENSES
Research and development	$447,111	$1,908,757	$(1,461,646)	-77%
General and administrative	590,304	751,173	(160,869)	-21%
Total operating expenses	1,037,415	2,659,930	(1,622,515)	-61%
Loss from operations	(1,037,415)	(2,659,930)	1,622,515	-61%

OTHER EXPENSE, NET
Interest expense	(2,019)	(2,488)	469	-19%
Total other expense, net	(2,019)	(2,488)	469	-19%

NET LOSS	$(1,039,434)	$(2,662,418)	$1,622,984	-61%

Basic and diluted net loss per common share	$(0.19)	$(3.77)	$3.59	*

Basic and diluted weighted average common shares outstanding	5,517,796	705,432		*

* Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended January 31, 2025 and 2024, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended January 31, 2025 and 2024 were $447,000 and $1.9 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Three Months Ended January 31,
	2025	2024	$ Change	% Change
Professional fees	$134,904	$557,404	$(422,500)	-76%
Clinical trial fees	298,005	1,253,237	(955,232)	-76%
Stock-based compensation expense	-	71,302	(71,302)	*
Other research and development expenses	14,202	26,814	(12,612)	-47%
Total research and development expenses	$447,111	$1,908,757	$(1,461,646)	-77%

* Not meaningful

Professional Fees

During the three months ended January 31, 2025 and 2024, we incurred professional fees of $135,000 and $560,000, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred given the reduction in clinical trial activities.

Clinical Trial Fees

During the three months ended January 31, 2025 and 2024, we incurred clinical trial fees of $298,000 and $1.3 million, respectively. Clinical trial fees for the three months ended January 31, 2025 were for our initial set-up for our Phase IIA brain imaging study with Massachusetts General. Clinical trial fees for the three months ended January 31, 2024 were for our Phase IIA clinical trial for AL001 and our Phase I/IIA clinical trial for ALZN002.

Stock-Based Compensation Expense

During the three months ended January 31, 2025 and 2024, we incurred research and development stock-based compensation expense of nil and $71,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended January 31, 2025 was a result of fewer stock options vesting during the period compared to the prior year period.

Other Research and Development Expenses

During the three months ended January 31, 2025 and 2024, we incurred other fees of $14,000 and $27,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2025 and 2024 were $590,000 and $750,000, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; as well as board of director fees. For the three months ended January 31, 2025 and 2024, the remaining general and administrative expenses of $116,000 and $99,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Three Months Ended January 31,
	2025	2024	$ Change	% Change
Salary and benefits	$226,792	$226,776	$16	0%
Professional fees	61,966	184,936	(122,970)	-66%
Insurance	60,374	87,527	(27,153)	-31%
Stock-based compensation expense	81,277	115,338	(34,061)	-30%
Board of director fees	43,750	37,500	6,250	17%
Other general and administrative expenses	116,145	99,096	17,049	17%
Total general and administrative expenses	$590,304	$751,173	$(160,869)	-21%

 * Not meaningful

Salaries and Benefits

During each of the three months ended January 31, 2025 and 2024, we incurred $227,000 in employee-related expenses. As of January 31, 2025, we had four full-time and three part-time employees.

Professional Fees

During the three months ended January 31, 2025 and 2024, we incurred professional fees of $62,000 and $185,000, respectively. During the three months ended January 31, 2025, we incurred $35,000 in legal fees, $22,000 in audit fees and $5,000 in investor relations fees. During the three months ended January 31, 2024, we incurred $54,000 in audit fees, $52,000 in investor relations fees, $30,000 in legal fees, $30,000 consulting, $13,000 in related party consulting, and $6,000 in Sarbanes-Oxley compliance fees. The decrease in professional fees was due mainly to lower audit, investor relations, consulting and related party consulting fees.

Insurance Expense

During the three months ended January 31, 2025 and 2024, we incurred insurance expense of $60,000 and $88,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the three months ended January 31, 2025 and 2024, we incurred general and administrative stock-based compensation expense of $81,000 and $115,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended January 31, 2025, was a result of fewer stock options vesting during the period compared to the prior year period.

Results of Operations for the Nine Months Ended January 31, 2025 and 2024

The following table summarizes the results of our operations for the nine months ended January 31, 2025 and 2024:

	For the Nine Months Ended January 31,
	2025	2024	$ Change	% Change
OPERATING EXPENSES
Research and development	$964,771	$6,271,677	$(5,306,906)	-85%
General and administrative	2,393,117	2,815,904	(422,787)	-15%
Total operating expenses	3,357,888	9,087,581	(5,729,693)	-63%
Loss from operations	(3,357,888)	(9,087,581)	5,729,693	63%

OTHER EXPENSE, NET
Interest expense	(17,520)	(8,636)	(8,884)	103%
Total other expense, net	(17,520)	(8,636)	(8,884)	103%

NET LOSS	$(3,375,408)	$(9,096,217)	$5,720,809	-63%

Basic and diluted net loss per common share	$(1.03)	$(13.52)	$12.49	*

Basic and diluted weighted average common shares outstanding	3,275,773	672,693		*

* Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the nine months ended January 31, 2025 and 2024, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the nine months ended January 31, 2025 and 2024 were $965,000 and $6.3 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Nine Months Ended January 31,
	2025	2024	$ Change	% Change
Professional fees	$500,302	$2,672,205	$(2,171,903)	-81%
Clinical trials	422,129	3,293,031	(2,870,902)	-87%
Stock-based compensation expense	-	213,905	(213,905)	*
Other research and development expenses	42,340	92,536	(50,196)	-54%
Total research and development expenses	$964,771	$6,271,677	$(5,306,906)	-85%

* Not meaningful

Professional Fees

During the nine months ended January 31, 2025 and 2024, we incurred professional fees of $500,000 and $2.7 million, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred related to minimal clinical trial activities.

Clinical Trial Fees

During the nine months ended January 31, 2025 and 2024, we incurred clinical trial fees of $422,000 and $3.3 million, respectively. Clinical trial fees for the nine months ended January 31, 2025 were for our initial set-up for our Phase IIA brain imaging study with Massachusetts General. Clinical trial fees for the nine months ended January 31, 2024 were for our Phase IIA clinical trial for AL001 and our Phase I/IIA clinical trial for ALZN002.

Stock-Based Compensation Expense

During the nine months ended January 31, 2025 and 2024, we incurred research and development stock-based compensation expense of nil and $214,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the nine months ended January 31, 2025 was a result of fewer stock options vesting during the period compared to the prior year period.

Other Research and Development Expenses

During the nine months ended January 31, 2025 and 2024, we incurred other fees of $42,000 and $93,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the nine months ended January 31, 2025 and 2024 were $2.4 million and $2.8 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; as well as board of director fees. For the nine months ended January 31, 2025 and 2024, the remaining general and administrative expenses of $262,000 and $276,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Nine Months Ended January 31,
	2025	2024	$ Change	% Change
Salaries and benefits	$780,350	$606,034	$174,316	29%
Professional fees	433,062	619,701	(186,639)	-30%
Insurance	199,008	294,210	(95,202)	-32%
Stock-based compensation expense	243,831	660,451	(416,620)	-63%
Marketing fees	344,000	247,334	96,666	39%
Board of director fees	131,250	112,500	18,750	17%
Other general and administrative expenses	261,616	275,674	(14,058)	-5%
Total general and administrative expenses	$2,393,117	$2,815,904	$(422,787)	-15%

Salaries and Benefits

During the nine months ended January 31, 2025 and 2024, we incurred $780,000 and $606,000, respectively, in employee-related expenses. The increase in salaries and benefits was due to a bonus paid to our chief executive officer. As of January 31, 2025, we had four full-time and three part-time employees.

Professional Fees

During the nine months ended January 31, 2025 and 2024, we incurred professional fees of $433,000 and $620,000, respectively. During the nine months ended January 31, 2025, we incurred $173,000 in audit fees, $144,000 in legal fees, $92,000 in investor relations fees, $22,000 in tax preparation fees, and $2,000 in consulting fees. During the nine months ended January 31, 2024, we incurred $224,000 in audit fees, $170,000 in investor relations fees, $99,000 in legal fees, $38,000 in related party consulting, $34,000 in consulting fees, $30,000 in tax preparation fees and $24,000 in Sarbanes-Oxley compliance fees. The decrease in professional fees was due mainly to lower audit, investor relations, consulting fees, related party consulting and Sarbanes-Oxley compliance fees partially offset by higher legal fees.

Insurance Expense

During the nine months ended January 31, 2025 and 2024, we incurred insurance expense of $199,000 and $294,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the nine months ended January 31, 2025 and 2024, we incurred general and administrative stock-based compensation expense of $244,000 and $660,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the nine months ended January 31, 2025, was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the nine months ended January 31, 2025 and 2024, we incurred marketing fees of $344,000 and $247,000, respectively. The increase was due to a marketing program launched to promote our company and our stock during the nine months ended January 31, 2025.

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

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of January 31, 2025, we had cash of $3.4 million, working capital of $3.2 million, an accumulated deficit of $57.4 million and stockholders’ equity of $3.4 million. For the three and nine months ended January 31, 2025, we had net losses of $1.0 million and $3.4 million, respectively. For the nine months ended January 31, 2025, cash used in operating activities was $5.9 million. Historically, we have financed our operations principally through issuances of equity and debt instruments.

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

Series A Preferred Financing

On May 8, 2024, we and Orchid Finance, LLC (“Orchid”), entered into a securities purchase agreement (the “Old Orchid SPA”) for the purchase of up to 2,500 shares of Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and warrants to purchase shares up to 2,500,000 shares of common stock in several tranche closings.

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

Pursuant to the Orchid SPA, Orchid has agreed to purchase the remaining 1,700 Preferred Shares based on our achievement of the milestones set forth below (the “Milestones”):

•	200 Preferred Shares, for $2,000,000, within 60 days of the effectiveness of the resale registration statement (the “Old Registration Statement”) and the execution of a partnership agreement with a nationally renowned research facility for a clinical trial (the “Fourth Tranche”); and

•	100 Preferred Shares, for $1,000,000, on each monthly anniversary of the effectiveness of the Old Registration Statement, which was declared effective on July 9, 2024, until all remaining 1,500 Preferred Shares have been sold (each, a “Final Tranche”).

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

The Old Registration Statement, which registered for resale the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and exercise of the warrants, was declared effective on July 9, 2024. In addition, we agreed to use our best efforts to hold a special meeting of our stockholders within 90 days of the execution date of the Orchid SPA for purposes of seeking stockholder approval of the issuance of all the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit,” which is 19.99% of our shares of common stock issued and outstanding on the execution date of the Orchid SPA. We held a special meeting of stockholders on July 8, 2024, at which time, the stockholders approved the issuance of all the shares of common stock issuable upon conversion of the Series A Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit.”

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

During the nine months ended January 31, 2025, we sold an aggregate of 1,321,468 shares of common stock pursuant to the ATM Offering for gross proceeds of $2.0 million and net proceeds of $1.9 million. From February 1, 2025 to March 7, 2025, we sold an aggregate of 800,673 shares of common stock pursuant to the ATM Offering for gross proceeds of $869,000 and net proceeds of $843,000.

Series C Preferred Financing

On February 28, 2025, we and Orchid entered into a securities purchase & exchange agreement (the “New Orchid SPA”) for the (i) exchange of 97.7511 shares of Series A Convertible Preferred Stock for an equal number of shares of the Company’s Series C convertible preferred stock (the “Series C Convertible Preferred Stock”) and (ii) purchase of up to 500 shares of Series C Convertible Preferred Stock and warrants to purchase up to 1,000,000 shares of Common Stock in several tranche closings.

On March 3, 2025, Orchid exchanged the 97.7511 shares of Series A Convertible Preferred Stock it owned for an equal number of shares of Series C Convertible Preferred Stock (the “Exchange”). In addition, in connection with the Exchange, Orchid received from the Company warrants to purchase 1,000,000 shares of Common Stock and Orchid canceled all warrants previously issued to it, which were exercisable for an aggregate of 640,000 shares of Common Stock. Finally, as a result of the Exchange, the Old Orchid SPA, and all rights and obligations thereto, were canceled.

Pursuant to the New Orchid SPA, Orchid shall purchase up to 500 shares of Series C Convertible Preferred Stock as follows:

•	75 shares of Series C Convertible Preferred Stock, for $725,000, on the earlier of (i) April 29, 2025 or (ii) the fifteenth calendar day after a resale registration statement (the “Registration Statement”) has been declared effective (the “Second Tranche Closing”);

•	75 shares of Series C Convertible Preferred Stock, for $725,000, on each of the five monthly anniversaries of the Second Tranche Closing; and

•	50 shares of Series C Convertible Preferred Stock, for $475,000, on the sixth monthly anniversary of the Second Tranche Closing.

Notwithstanding the foregoing, Orchid has the ability to invest any amount in its sole discretion in advance of the dates set. In the event that the average closing price of the common stock during the three trading days preceding the date of a tranche closing shall not be equal to or greater than $0.10 a share (the “Series C Floor Price”), then the applicable closing shall be delayed until such time as the price meets the required threshold.

The New Orchid SPA may be terminated by either us or Orchid in the event that the Registration Statement has not been declared effective by the Securities and Exchange Commission by April 15, 2025. In addition, we agreed to use our best efforts to hold a meeting of our stockholders within 90 days of the execution date of the New Orchid SPA for purposes of seeking stockholder approval of the issuance of all the shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit,” which is 19.99% of our shares of common stock issued and outstanding on the execution date of the New Orchid SPA. We intend to hold our annual meeting of stockholders on April 25, 2025, at which time, the stockholders will be asked approved the issuance of all the shares of common stock issuable upon conversion of the Series C Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit.”

The Series C Convertible Preferred Stock has a stated value of $10,000 per share (“Series C Stated Value”) and accrues dividends at the rate of 15% per annum, payable quarterly in arrears in cash or paid-in-kind shares, in Orchid’s sole discretion. Each share of Series C Convertible Preferred Stock is convertible into such number of shares of Common Stock equal to (x) the stated value of the Series C Convertible Preferred Stock being converted plus all accrued but unpaid dividends, divided by (y) the greater of (i) the Series C Floor Price, and (ii) the lesser of (A) $15.00 and (B) 80% of the lowest closing price of the Common Stock during the three (3) trading days immediately prior to the date of conversion (the “Series C Conversion Price”).  The Series C Conversion Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series C Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series C Convertible Preferred Stock are entitled to vote with the common stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series C Convertible Preferred Stock is entitled to cast, shall not be lower than $0.8375 (the “Series C Voting Floor Price”), which represents the closing sale price of the common stock on the trading day immediately prior to the date of execution of the New Orchid SPA. The Series C Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

The warrants have an exercise price of $0.92125 (the “Series C Exercise Price”) and are exercisable upon issuance and have a five-year term, expiring on the fifth anniversary of issuance. The Series C Exercise Price is subject to adjustment in the event of an issuance of common stock at a price per share lower than the Series C Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The warrants are exercisable on a cashless basis in the event that there is not then an effective resale registration statement for the common stock issuable upon exercise of the warrants.

Cash Flows

The following table summarizes our cash flows for the nine months ended January 31, 2025 and 2024:

	For the Nine Months Ended January 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(5,879,481)	$(6,843,286)
Investing activities	(90,000)	(147,243)
Financing activities	8,951,568	2,132,537
Net increase (decrease) in cash and cash equivalents	$2,982,087	$(4,857,992)

Operating Activities

During the nine months ended January 31, 2025, net cash used in operating activities was $5.9 million. This consisted primarily of a net loss of $3.4 million and a decrease in our net operating assets and liabilities of $2.8 million, partially offset by non-cash charges of $300,000. The non-cash charges primarily consisted of stock-based compensation expense. The decrease in our net operating assets and liabilities was due to a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

During the nine months ended January 31, 2025, net cash used in investing activities was $90,000 from the purchase of equipment. We purchased equipment, which measures lithium levels in the brain, to be used in the AL001 clinical trials.

Financing Activities

During the nine months ended January 31, 2025, net cash provided by financing activities was $9.0 million. This consisted of $7.1 million from the sale of Series A Convertible Preferred Stock and $1.9 million from the sale of common stock from our ATM Offering.

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

Changes in Internal Control

Except as detailed above, during the quarter ended January 31, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended January 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 1, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2024).
3.7	Certificate of Designations of Preferences and Rights of Series A Preferred Stock, as filed with the Delaware Secretary of State on May 9, 2024 (incorporated by reference to Exhibit 3.1 of the amended Current Report on Form 8-K/A filed with the SEC on May 10, 2024).
3.8	Certificate of Designations of Preferences and Rights of Series C Preferred Stock, as filed with the Delaware Secretary of State on February 28, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 28, 2025).
3.9	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
3.10	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 3, 2025).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: March 10, 2025	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: March 10, 2025	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

