Form 10-K
period 2025-04-30
Alzamend Neuro, Inc.
filed 2025-07-22
CIK 1677077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2025

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on October 31, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), as reported by The Nasdaq Stock Market LLC on such date was approximately $8.2 million. Shares of the registrant's common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 2,896,432 shares of common stock outstanding as of July 22, 2025.

Documents incorporated by reference: None

ALZAMEND NEURO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2025

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

RISK FACTOR SUMMARY

Below is a summary of the principal factors that make an investment in our common stock speculative. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with the other information in this Annual Report and our other filings with the Securities and Exchange Commission (the “SEC”), before making investment decisions regarding our common stock.

•

We need to obtain substantial additional funding to complete the development and any commercialization of AL001 and ALZN002. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs and/or other operations.

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

•

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with the University of South Florida Research Foundation, we could lose license rights that are important to our business.

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

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). With our two product candidates, we aim to bring treatments or potential cures to market as quickly as possible. Far too many individuals, including patients and caregivers, suffer from the burden created by these devastating, and often fatal, diseases. Our primary target, Alzheimer’s, is among the most-feared diseases (second only to cancer) among Americans, according to a 2023 Center for Disease Control survey. Alzheimer’s is also the seventh leading cause of death (in 2021 and 2022) in the United States (“U.S.”) according to a 2025 report from the Alzheimer’s Association, a nonprofit that funds research. Existing Alzheimer’s treatments only temporarily relieve symptoms and while one treatment has been shown to slow the progression of the disease, none has been shown to halt the progression of the disease, which currently affects roughly 7.2 million Americans; that number is expected to grow to 13 million individuals by 2050. Alzheimer’s also impacts more than 11 million Americans who provide an estimated 19 billion hours of unpaid care per year, according to data provided by the Alzheimer’s Association. In 2025, the estimated healthcare costs for treating individuals with Alzheimer’s in the U.S. will be $384 billion, including $246 billion in Medicare and Medicaid payments. These costs could rise to as high as $1 trillion per year by 2050 if no permanent treatment or cure for Alzheimer’s is found, according to the Alzheimer’s Association.

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

Our most advanced product candidate (lead product), which is licensed and in clinical development in humans, is AL001, an ionic cocrystal of lithium for the treatment of Alzheimer’s, BD, MDD and PTSD. Based on our preclinical data involving mice models, AL001 treatment prevented cognitive deficits, depression and irritability and is superior in improving associative learning and memory and irritability compared with lithium carbonate treatments, supporting the potential of AL001 for the treatment of Alzheimer’s, BD, MDD and PTSD in humans. Lithium was the first mood stabilizer approved by the U.S. Food and Drug Administration (“FDA”) and is still a first-line treatment option (considered the “gold standard”) for BD and is prescribed off-label for MDD and PTSD. Moreover, lithium has been marketed for more than 55 years and human toxicology regarding its use has been well characterized, potentially mitigating the regulatory burden for safety data.

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

Our Business Strategy

We intend to develop and commercialize therapeutics that are better than existing treatments and have the potential to significantly improve the lives of individuals afflicted by Alzheimer’s, BD, MDD and PTSD. To achieve these goals, we are pursuing the following key business strategies:

•	Advance clinical development of AL001 for Alzheimer’s, BD, MDD and PTSD treatment. We completed our Phase I clinical trial in March 2022 and initiated a Phase IIA Multiple Ascending Dose (“MAD”) clinical trial in May 2022. We completed the clinical portion of the Phase IIA MAD clinical trial in March 2023, reported topline data in June 2023 and announced full data in October 2024. We announced that we successfully identified a maximum tolerated dose (“MTD”) for development of AL001, as assessed by an independent safety review committee. This MTD, providing lithium at a lithium carbonate equivalent dose of 240 mg 3-times daily, is designed to be unlikely to require lithium therapeutic drug monitoring (“TDM”). Also, this MTD mitigates risk in treatments for fragile populations, such as Alzheimer’s patients. Additionally, we are investigating the potential of AL001 for patients suffering from BD, MDD and PTSD, and submitted several Investigational New Drug (“IND”) applications to the FDA for these indications and received a “study may proceed” letter from the FDA for each. In August 2024, we announced a partnership with Massachusetts General Hospital (“MGH”) and Harvard Medical School to conduct five Phase II imaging clinical trials. The purpose of these trials is to assess the comparative increase in lithium levels within the brain and its structures as opposed to a commonly marketed lithium salt among healthy subjects and patients afflicted with Alzheimer’s, BD, MDD and PTSD. In May 2025, we announced the initiation, enrollment and dosing of the first patient for the healthy human patients. We expect to present topline data from this study by the end of 2025. The second trial, for treatment of patients with BD, is expected to commence in the fourth quarter of 2025. The trials for treatment of patients with MDD and PTSD are expected to commend in the first quarter of 2026, followed by Alzheimer’s in the second quarter of 2026. Upon completion of these five clinical trials, we intend on initiating Phase III clinical trials for the respective indications. If we obtain successful results from the Phase III clinical trials in humans, we intend to seek approval to commercialize AL001 via a New Drug Application (“NDA”);

•	Advance clinical development of ALZN002 for Alzheimer’s treatment. We submitted an IND application to the FDA in September 2022, and received a “study may proceed” letter in October 2022. In April 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia similar to Alzheimer’s. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. In February, 2024, we received notice from the company we engaged as our contract research organization (“CRO”), Biorasi, LLC (“Biorasi”) that Biorasi was terminating our contract with them. We are currently pursuing the engagement of a replacement CRO. If we achieve successful Phase III clinical trials in humans, we intend to seek approval to commercialize ALZN002 through a Biologics License Application (“BLA”);

•	Expand our pipeline of pharmaceuticals to include additional delivery methods. Another element of our business strategy is to explore, resources permitting, different formulations (liquid, immediate release and sprinkle capsules) to deliver AL001 to accommodate the needs of patients afflicted with Alzheimer’s, BD, MDD and PTSD;

•	Focus on translational and functional endpoints to efficiently develop product candidates. We believe that AL001 is positioned for a Section 505(b)(2) regulatory pathway for new drug approvals. We also believe that AL001 and ALZN002 are positioned for breakthrough therapy designations because of their positive effects on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s, making them eligible to receive assistance from the FDA throughout the approval process that may shorten the development timelines. However, we have neither received breakthrough therapy designation nor have we qualified for expedited development, and no assurance can be given that we will. Even if we qualify for breakthrough therapy designation or expedited development, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that we will ultimately receive FDA approval; and

•	Optimize the value of AL001 and ALZN002 in major markets. We intend to commercialize AL001 and ALZN002 by seeking FDA marketing approval for both product candidates and partnering with biopharmaceutical companies seeking to strategically fortify pipelines and, in turn, receiving funding for the costly later-stage clinical development. We do not anticipate selling products directly into the marketplace, though we may do so depending on market conditions. Our focus is expected to concentrate on entering into strategic transactions with established distributors and producers, which will provide distribution and marketing capabilities for the sale of our products in the marketplace.

Our Development Pipeline

The following chart provides an overview of the current development stages of our product candidates.

Our product candidates will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either of them or any successors are likely to provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize our product candidates, our long-term business objectives will not materialize, and we will be unable to generate the revenue we have forecast in the foreseeable future, if at all. We do not anticipate that we will generate our maximum revenue for several years, or that we will achieve profitability for any of our therapeutic drug candidates until at least a few years after generating material revenue, if at all. If we are unable to generate revenue or raise substantial additional capital, we will not be able to pursue any expansion of our business or acquire additional intellectual property, we will never become profitable, and we will be unable to continue our operations at the currently planned pace, if at all.

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

We believe that our ability to re-engineer lithium in solid dosage forms in order to optimize performance has the potential to address a wide range of clinical applications beyond neurodegenerative disorders other than Alzheimer’s, but also amyotrophic lateral sclerosis (known as ALS and popularly referred to as Lou Gehrig’s disease), Huntington’s disease, multiple sclerosis, Parkinson’s disease and traumatic brain injury, to more psychiatric conditions such as BD, MDD, mania, PTSD and suicidality. This novel approach is intended to achieve the desired therapeutic outcome of enhanced penetration through the blood-brain barrier and sustained brain lithium concentrations while systemic exposures (and toxicities) are mitigated for other organ systems. The optimal modified-release lithium dosing approach for AL001 should avoid acutely toxic peak concentrations in blood, as well as in the brain, and should maintain such relatively minor blood concentrations for a predictable, clinically relevant time, with overall low systemic exposures that mitigate the potential for adverse events. We anticipate that the lithium delivery system will be adaptable to a dosing regimen that maintains therapeutic brain lithium concentrations consistently for the longest possible time while allowing only modest exposures and providing adequate recovery periods between doses for other organ systems.

Clinical Trials

Phase I Study

On September 13, 2021, we initiated a randomized, balanced, Phase I, single-dose, open-label, two-treatment, two-period, two- sequence, crossover, relative bioavailability clinical trial to investigate lithium pharmacokinetics and safety of AL001 formulation compared to a marketed immediate release lithium carbonate formulation in healthy subjects. The primary objective of this clinical trial was to assess the relative bioavailability of the AL001 lithium formulation relative to a marketed lithium carbonate formulation in healthy subjects for the purpose of determining potential clinically safe and effective AL001 dosing in future studies. Additionally, we wanted to characterize safety and tolerability of the tested formulations under the conditions of this clinical trial. This was a first-in-human clinical trial of the AL001 formulation and this trial was designed to assess the relative bioavailability of the AL001 lithium formulation compared to a marketed lithium carbonate formulation in at least 24 completed healthy subjects (30 subjects were to be enrolled) for the purpose of determining potential clinically safe and effective AL001 dosing in future clinical trials. The AL001 lithium content was nearly half of the reference lithium carbonate capsule dosage as it was expected that treatment of frail Alzheimer’s patients will require half the lithium dose used for treatment of BD. Lithium carbonate 300 mg (Reference product) was given as a single dose in this clinical trial; this is often used as a starting dose for treatment of BD when given three times daily. The shape of the AL001 lithium plasma concentration versus time curve was unknown prior to this study. Also unknown were the rate and extent of lithium absorption of AL001. The Phase I study was completed in March 2022 with the following results:

•	AL001 was shown to be safe and well-tolerated in healthy adult subjects;

•	No deaths or serious adverse events were reported during the trial;

•	The safety profiles of both AL001 and the marketed lithium carbonate capsule were benign;

•	No clinically significant abnormal findings in electrocardiograms were noted during the trial;

•	AL001 salicylate plasma concentrations were observed to be well tolerated and consistently within safe limits; and

•	Dose-adjusted relative bioavailability analyses of the rate and extent of lithium absorption in plasma indicated that AL001, at a lithium carbonate equivalent dose of 150 mg, is bioequivalent to a marketed 300 mg lithium carbonate capsule and the shapes of the lithium plasma concentration versus time curves are similar.

Phase IIA Study

On May 5, 2022, we initiated a multiple-dose, steady-state, double-blind, ascending dose safety, tolerability, pharmacokinetic clinical trial (www.clinicaltrials.gov, identifier: NCT05363293) of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects with the following objectives:

•	Primary: To evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions in Alzheimer’s patients and healthy subjects;

•	Secondary: To characterize the MTD of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects; and

•	Tertiary: To establish the qualitative and quantitative evaluations of patients with Alzheimer’s and healthy subjects leading to our ability to ascertain desirable characteristics for future Phase II and III clinical studies in order to:

o	Facilitate recruitment into subsequent AL001 clinical trials; and

o	Facilitate trial-adherence to completion of study requirements including treatment adherence.

We completed the Phase IIA clinical trial in March 2023, announced positive topline data in June 2023 and announced full data sets in October 2024. We successfully identified an MTD for development of AL001 from a multiple-ascending dose study as assessed by an independent safety review committee. This dose, providing lithium at a lithium carbonate equivalent dose of 240 mg 3-times daily (“TID”), is designed to be unlikely to require lithium TDM. Also, the risk of this MTD is mitigated for the purpose of treating fragile populations, such as Alzheimer’s patients.

Lithium is a commonly prescribed drug for manic episodes in BD type 1 as well as maintenance therapy of BP in patients with a history of manic episodes. Lithium is also prescribed off-label for MDD, BD and treatment of PTSD, among other disorders. Lithium was the first mood stabilizer approved by the FDA and is still a first-line treatment option (considered the “gold standard”) but is underutilized, at least in part because of the need for TDM. Lithium was the first drug that required TDM by regulatory authorities in product labelling because the effective and safe range of therapeutic drug blood concentrations is narrow and well defined for treatment of BP when using lithium salts. Excursions above this range can be toxic, and dosages below it can impair effectiveness.

Current and Future Phase II Studies

In August 2024, we announced a partnership with MGH and Harvard Medical School to conduct five Phase II imaging clinical trials. The purpose of these trials is to assess the comparative increase in lithium levels within the brain and its structures as opposed to a commonly marketed lithium salt among healthy subjects and patients afflicted with Alzheimer’s, BD, MDD and PTSD.

In November 2024, we announced a full data set from a nonclinical study comparing brain and plasma lithium exposures between AL001 and lithium carbonate in Alzheimer’s transgenic mice. This study was a precursor to the five clinical trials and showed that AL001 exhibited consistently higher lithium concentrations in brain tissues, particularly at lower doses, compared to lithium carbonate.

For these clinical trials, we partnered with Tesla Dynamic Coils BV to create a head coil to enable whole-brain imaging of lithium with remarkable resolution, allowing precise quantification within brain structures. The coil will be used to help identify the disease-specific target doses of AL001 that improve the balance of safety and efficacy compared to lithium carbonate. The coil will also be used to scan the entire brain, helping us clearly identify the different structures and important areas necessary for understanding how lithium works and moves within the brain. We announced completion of the head coil in February 2025.

In May 2025, we announced the initiation, enrollment and dosing of the first patient for the healthy human patients. This clinical trial has the following objectives:

•	To assess lithium brain/plasma pharmacokinetics (“PK”) of the AL001 oral capsule relative to a marketed lithium carbonate capsule in healthy adult subjects for the purpose of determining potential clinically safe and effective AL001 dosing in future studies;
•	To characterize AL001 lithium and salicylate steady-state plasma PK, and lithium relative to a marketed lithium carbonate capsule;
•	To characterize differences in brain and brain structure(s) PK behaviors such as absorption and persistence between AL001 capsule and a marketed lithium carbonate capsule; and
•	To characterize safety and tolerability of the tested formulations under the conditions of this study (38% below the pre-determined MTD for AL001, at a half-dose of a usual lithium starting dose of lithium carbonate for treatment of BD, equivalent to 150 mg lithium carbonate TID).

We expect to present topline data from this study by the end of 2025. Following completion of this clinical trial, we intend to initiate four more identical clinical trials, with the first of these trials, for treatment of patients with BD, expected to commence in the third quarter of 2025. We anticipate launching the clinical trial for patients with bipolar disorder (BD) in the fourth quarter of 2025, followed by clinical trials for major depressive disorder (MDD) and post-traumatic stress disorder (PTSD) patients in the first quarter of 2026. Subsequently, the clinical trial for Alzheimer’s patients is expected to commence in the second quarter of 2026. These projected timelines reflect our commitment to advancing our clinical development programs across multiple neuropsychiatric and neurodegenerative indications.

ALZN002 Drug Candidate

The other product candidate that we have obtained a license to clinically develop in humans is ALZN002, a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine which seeks to restore the ability of the patient’s immunological system to combat Alzheimer’s. The proposed mechanism of action is through the pulsed-Dendritic Cell (“DC”) activation of T-cells that stimulates the immune system, resulting in the clearance of brain amyloid. Preclinical studies conducted from April 2005 to July 2010 demonstrated that the infusion of transgenic (or genetically modified) mice with ALZN002-pulsed DCs is associated with lower amyloid burden and improved neuro-behavioral performance. This is likely to be mediated by an anti-inflammatory effect in addition to the immunogenicity of this therapy.

The development of ALZN002 is predicated on the theory that Alzheimer’s symptoms may be caused in large part by plaque deposits that can cluster in the brain composed of protein fragments called beta-amyloids that build up between nerve cells. One hypothesis is that a special type of immune cell, a natural beta-amyloid antibody, may play a role in preventing plaque build-up in people without Alzheimer’s. As people age, their immune systems tend to degrade, and some people may be unable to produce natural beta-amyloid antibodies, the absence of which leads to the plaque build-up causing Alzheimer’s.

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

Significant evidence has accumulated recently suggesting that immunotherapy is a highly promising modality of treatment in Alzheimer’s. Most current immune-based active investigations are focused on passive immunization by pre-prepared Aβ antibody administration. Active immunization may offer additional or more lasting effects on the clearance of amyloid and a safer approach due to its reliance on autologous immune mechanisms. Further, preliminary evidence suggests a recurrence of the amyloid accumulation after clearance with the immunoglobulins. A prior attempt at engaging the immune system to treat Alzheimer’s was conducted using the immunization with pre-aggregated synthetic Aβ (AN-1792) combined with the immunogenic adjuvant QS-21. The Phase IIA study with AN-1792 was terminated by the FDA due to severe meningoencephalitis in approximately 6% of vaccinated subjects. We believe that this may have been caused by using a QS-21 adjuvant in the vaccine formulation, which we will not use

Clinical Trials

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

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. In February 2024, we received notice from Biorasi, our CRO, that Biorasi was terminating our contract with it. We are currently pursuing the engagement of a replacement CRO. Due to the scientific and operational complexities of the ALZN002 trial, along with the limited number of CROs with the expertise and capacity to complete the trial, we have experienced a delay in engaging a new CRO. We do not expect to resume this trial until mid-2026.

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

On November 19, 2019, we entered into two Standard Exclusive License Agreements with Sublicensing Terms for two additional indications of AL001 with the Licensor (the “November AL001 License”), pursuant to which the Licensor granted us a royalty bearing exclusive worldwide license limited to the fields of (i) neurodegenerative diseases excluding Alzheimer’s and (ii) psychiatric diseases and disorders. On March 30, 2021, we entered into the First Amendments to the November AL001 License and on April 17, 2023, we entered into the Second Amendments to the November AL001 License (collectively, the “November AL001 License Agreements”). The Second Amendments to the November AL001 License modified the timing of the payments for the license fees.

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

Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

Original AL001 Licenses:

Payment	Due Date
$50,000*	Pre-IND Meeting - Completed September 2019

$65,000*	IND application filing - Completed June 2021

$190,000*	Upon first dosing of patient in a clinical trial - Completed December 2021

$500,000*	Upon completion of first clinical trial - Completed March 2022

$1,250,000	Upon first patient treated in a Phase III clinical trial

$10,000,000	Upon FDA NDA approval
*	Milestone met and completed

ALZN002 License:

Payment	Due Date
$50,000*	Upon IND application - Completed January 2022

$50,000	Upon first dosing of patient in first Phase I clinical trial

$500,000	Upon completion of first Phase IIB clinical trial

$1,000,000	Upon first patient treated in a Phase III clinical trial

$10,000,000	Upon first commercial sale
*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date
$2,000,000	Upon first patient treated in a Phase III clinical trial

$16,000,000	First commercial sale

Market Opportunity

According to the National Institute of Health (“NIH”), there are more than 48.2 million Americans afflicted with Alzheimer’s, BD, MDD or PTSD. The rise in the prevalence of these disorders and the associated risks arising therefrom, such as high stress, substance abuse, and advancements in a combination of drugs are primarily propelling market growth. Advancements in technology allowing more accurate diagnosis/detection of Alzheimer’s, BD, MDD, and PTSD are also positively influencing market growth. Other factors, such as increasing research and development activities (via clinical trials) and investments by the government to improve the healthcare industry, are expected to further drive market growth. Additionally, increased awareness about Alzheimer’s, BD, MDD and PTSD via the various disease/disorder-specific non-profit organizations is accelerating market growth. The potential marketplace for a commercialized therapy or treatment would be tremendously significant with large financial support available from numerous national and international pharmaceutical companies and various governments and worldwide agencies. We were founded with a mission to further develop AL001 and ALZN002, by funding them through human clinical trials administered by the FDA and ultimately, if successful, making them available to the public.

Industry Overview

Alzheimer’s

Currently, Alzheimer’s is the seventh leading cause of death in the U.S. and, when extrapolated globally, the market for preventions, treatments and cures of this crippling disease is massive. Since 1990, life expectancy has increased by six years and the worldwide average continues to increase. With the increase in the mean age of the population in developed countries, the prevalence of deteriorating neurological diseases has also increased. According to the Alzheimer’s Association, in the U.S. alone, one of nine persons older than 65 has Alzheimer’s, with roughly 7.2 million Americans currently living with it. It is estimated that this number will grow to 13 million by 2050 barring the development of medical breakthroughs to prevent, slow or cure the disease. Many Alzheimer’s related associations believe the actual number of adults with Alzheimer’s may be much higher since current statistics do not account for deaths from complications or from related diseases like pneumonia or heart attack. These death certificates only list the most immediate cause. The fastest growing age group in the U.S. is the “over 85” group within which one in three individuals has Alzheimer’s.

It is estimated that the cost of caring for people with Alzheimer’s and other dementias will increase from an estimated $384 billion in 2025 to a projected $1 trillion per year by 2050 with Medicare and Medicaid covering approximately 70% of such costs. Over 12 million Americans provide unpaid care for people with Alzheimer’s or other dementias. The Alzheimer’s Association estimated that, in 2024, caregivers to individuals with Alzheimer’s provided 19 billion hours of care valued at $413 billion.

Alzheimer’s Therapeutic Landscape

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

Both Leqembi and Kisunla are humanized monoclonal antibodies that bind with high affinity to soluble amyloid-beta oligomers, which reportedly are toxic to neurons. Both Leqembi and Kisunla reduced biomarkers of amyloid in early Alzheimer’s and resulted in moderately less decline in measures of cognition and function compared to placebo at 18 months. Since Leqembi and Kisunla only provide passive immunity, antibody infusions are needed every 2 or 4 weeks, respectively. Both Leqembi and Kisunla support and validate the amyloid theory, but in routine medical practice there will be a large burden on the health care system due to the need for bi-weekly or monthly infusions.

Bipolar Disorder

BD, previously known as manic depression, is a mood disorder characterized by periods of depression and periods of abnormally elevated happiness that each lasts from days to weeks. If the elevated mood is severe or associated with psychosis, it is called mania; if it is less severe, it is called hypomania. During mania, an individual behaves or feels abnormally energetic, happy, or irritable, and they often make impulsive decisions with little regard for the consequences. There is usually also a reduced need for sleep during manic phases. During periods of depression, the individual may experience crying and have a negative outlook on life and poor eye contact with others. The risk of self-abuse and even suicide is high; over a period of 20 years, 6% of those with BD died by suicide, while 30–40% engaged in self-harm. Other mental health issues, such as anxiety disorders and substance use disorders, are commonly associated with BD.

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

BD occurs in approximately 1% of the global population. According to the NIH, roughly seven million Americans are estimated to be affected at some point in their lives; rates appear to be similar in men and women. Symptoms most commonly begin between the ages of 20 and 25 years old; an earlier onset in life is associated with a worse prognosis. Interest in functioning in the assessment of patients with BD is growing, with an emphasis on specific domains such as work, education, social life, family and cognition. Around one-quarter to one-third of people with BD have financial, social or work-related problems due to the illness. BD is among the top 20 causes of disability worldwide and leads to substantial costs for society. Due to lifestyle choices and the side effects of medications, the risk of death from natural causes such as coronary heart disease in people with BD is twice that of the general population.

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

The diagnosis of MDD is based on the person's reported experiences and a mental status examination. There is no laboratory test for the disorder, but testing may be done to rule out physical conditions that can cause similar symptoms. The most common time of onset is in a person’s 20s, with women affected about twice as often as men. The course of the disorder varies widely, from one-episode lasting months to a lifelong disorder with recurrent major depressive episodes.

MDD is believed to be caused by a combination of genetic, environmental, and psychological factors, with about 40% of the risk being genetic. Risk factors include a family history of the condition, major life changes, certain medications, chronic health problems, and substance use disorders. It can negatively affect a person's personal life, work life, or education as well as sleeping, eating habits, and general health. According to the NIH, MDD affected approximately 21 million adults (8.4% of all U.S. adults) in 2020. The prevalence of adults with a major depressive episode was higher among adult women (10.5%) than men (6.2%). The prevalence of adults with a major depressive episode was highest among individuals aged 18-25 (17.0%). MDD causes the second-most years lived with disability, after lower back pain.

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

Although lithium does not have an FDA approved indication for augmentation of an antidepressant in MDD, it has been prescribed off-label for this purpose for decades. While a wide variety of medications have been used historically in this capacity, lithium is one of the few agents that has demonstrated efficacy in multiple randomized controlled trials. Although the ideal role for lithium augmentation has yet to be established, there is evidence to support the clinical practice of adding lithium to conventional antidepressants in pursuit of MDD remission. Lithium augmentation has been cited as a main strategy for depressed patients not responding to an antidepressant, lithium prophylaxis for recurrent unipolar depression as an alternative to prophylaxis with an antidepressant, and for lithium’s anti-suicidal properties, where appropriate.

Post-Traumatic Stress Disorder

PTSD is a mental and behavioral disorder that can develop because of exposure to a traumatic event, such as sexual assault, warfare, traffic collisions, child abuse, domestic violence, or other threats to a person’s life. Symptoms may include disturbing thoughts, feelings or dreams related to the causal event, mental or physical distress to trauma-related cues, attempts to avoid trauma-related cues, alterations in the way a person thinks and feels, and an increase in the fight-or-flight response. These symptoms may remain for more than a month after the event. A person with PTSD is at a higher risk of suicide and intentional self-harm.

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

According to the NIH, about 3.5%, or roughly nine million, adults in the U.S. have PTSD in a given year, and 9% of people develop it at some point in their life. In much of the rest of the world, rates for a given year are between 0.5% and 1% of the population. Higher rates may occur in regions of armed conflict. It is more common in women than men. PTSD was first mentioned in the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-I) in the 1950s under the term “gross stress reaction.” Although this diagnosis included psychological problems related to traumatic events such as wartime combat, it limited symptoms to six months. This diagnosis was removed from the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-II) in 1968, representing a regression in accurate PTSD characterization. The long-term psychological disabilities experienced by trauma survivors, including combat veterans, sexual assault victims and Holocaust survivors led to the introduction of PTSD in the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-III) in 1980 when, for the first time, the definition of PTSD highlighted the critical connection between traumatic events and long-term psychological symptoms.

Post-Traumatic Stress Disorder Therapeutic Landscape

Prevention may be possible when counselling is targeted at those with early symptoms but is not effective when provided to all trauma-exposed individuals, whether or not symptoms are present. The main treatments for people with PTSD are counselling (psychotherapy) and medication. Antidepressants of the selective serotonin reuptake inhibitors (“SSRI”) or serotonin-norepinephrine reuptake inhibitors (“SNRI”) type are the first-line medications used for PTSD and are moderately beneficial for about half of people. Benefits from medication are less effective than those seen with counselling. It is not known whether using medications and counselling together have greater benefits than either method separately.

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

The FDA and regulatory agencies in state and local jurisdictions impose substantial requirements upon the clinical development, manufacturing and marketing of pharmaceutical products. These agencies and other federal, state and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising and promotion of our products.

The FDA’s policies may change, and additional government regulations may be promulgated that could prevent or delay regulatory approval of new disease indications or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or elsewhere.

Marketing Approval

The process required by the FDA before human health care pharmaceuticals may be marketed in the U.S. generally involves the following:

•	nonclinical laboratory and, at times, animal tests;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA review and approval of an NDA or BLA, which must occur before a drug or biologic product can be marketed or sold.

We will need to successfully complete sufficient clinical trials in order to be in a position to submit a BLA or NDA to the FDA. We must reach agreement with the FDA on the proposed protocols for our future clinical trials in the U.S. A separate submission to the FDA must be made for each successive clinical trial to be conducted during product development. Further, an independent Institutional Review Board (an “IRB”) for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial before it commences at that site, and an informed consent must also be obtained from each study subject. Regulatory authorities, a data safety monitoring board or the sponsor may all suspend or terminate a clinical trial at any time on numerous grounds.

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

All of these trials must be conducted in accordance with Good Clinical Practice (“GCP”) requirements in order for the data to be considered reliable for regulatory purposes.

New Drug and Biologics License Applications

In order to obtain approval to market a pharmaceutical in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA or BLA submission requires a substantial user fee payment unless a waiver or exemption applies (such as with the Orphan Drug Designation discussed below). For fiscal year 2025, the FDA set the application fee at $4,310,002 for new drug applications that require clinical data. The manufacturer and/or sponsor of certain drugs approved under an NDA or BLA is also subject to annual prescription drug program fees, currently set at $403,889 per product for fiscal year 2025. These fees are typically increased annually. The NDA or BLA includes all relevant data available from pertinent non-clinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the use of a product, or from a number of alternative sources, including studies initiated by investigators.

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

Based on pivotal clinical trial results submitted in an NDA or BLA, upon the request of an applicant, the FDA may grant a “Priority Review” designation to a product, which sets the target date for FDA action on the application at six to eight months, rather than the standard ten to 12 months. The FDA can extend these reviews by three months. Priority Review is given where preliminary estimates indicate that a product, if approved, has the potential to provide a significant improvement compared to marketed products or offers a therapy where no satisfactory alternative therapy exists. Priority Review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Before approving an NDA or BLA, the FDA will inspect the facilities at which the product is manufactured, even if such facilities are located overseas. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to ensure consistent production of the product within required specifications.

Additionally, before approving an NDA or BLA, the FDA may inspect one or more clinical sites and manufacturing sites to ensure compliance with GCP and GMP. If the FDA determines that any of the application, manufacturing process or manufacturing facilities is not acceptable, it typically will outline the deficiencies and often will request additional testing or information. This may significantly delay further review of the application. If the FDA finds that a clinical site did not conduct the clinical trial in accordance with GCP, the FDA may determine that the data generated by the clinical site should be excluded from the primary efficacy analyses provided in the NDA or BLA. Additionally, the FDA may identify deficiencies in the manufacturing process and require changes prior to approval. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The FDA may require, or companies may in their own discretion pursue, additional clinical trials after a product is approved. These so-called Phase IV studies may be made a condition that must be satisfied for continuing drug approval. The results of Phase IV studies can confirm the effectiveness of a product candidate and can provide important safety information. In addition, the FDA has express statutory authority to require sponsors to conduct post-market studies to specifically address safety issues identified by the agency. Any approvals that we may ultimately receive could be withdrawn if required post-marketing trials or analyses do not meet the FDA requirements, which would materially harm the commercial prospects for AL001 or ALZN002.

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

A drug that receives a breakthrough therapy designation is eligible for fast-track designation features, intensive guidance on an efficient drug development program and FDA organizational commitment involving senior managers. However, we have not yet applied for breakthrough therapy designation nor have we received any official designation for expedited development. Our product candidates may not qualify for breakthrough therapy designation; further, even if one or both do qualify for breakthrough therapy designation, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that it will receive FDA approval.

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

If we qualify for the Section 505(b)(2) regulatory pathway for new drug approvals, we believe we can shorten the development timeline for AL001. However, AL001 may not qualify for expedited development or, if it does qualify for expedited development, it may not actually lead to faster development or expedited regulatory review and approval.

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

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors that ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as they move through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities or register their sales representatives. Other legislation has been enacted in certain states prohibiting pharmacies and other health care entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing and prohibiting certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection, unfair competition and other laws and regulations.

Our Intellectual Property

We are able to protect our technology from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents, is effectively maintained as a trade secret or is protected by confidentiality agreements. Accordingly, patents or other proprietary rights are an essential element of our business. Currently, we do not own a patent, although we do possess a license for an immunotherapy technology and three licenses for a lithium, salicylate and proline cocrystal technology from the Licensor.

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

Employees and Human Capital Resources

As of April 30, 2025, we have four full-time employees and three part-time employees. We also utilize independent consultants to assist us in our medical research and development projects.

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

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

As of April 30, 2025, we had $3.9 million in cash and cash equivalents. In February 2025, we entered into a transaction with an investor that resulted in raising an additional $4.0 million subsequent to year end. Based on our current operating plan, we believe that this funding will not be sufficient to fund our operations for the next twelve months. In particular, we need additional funds to allow us to fund Phase II clinical trials for AL001 in Alzheimer’s, BD, MDD and PTSD and to complete the on-going Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing clinical trial for ALZN002 or our planned clinical trials for AL001 may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We will not have sufficient funds to complete any of these planned or ongoing clinical trials or the clinical development of either AL001 or ALZN002 through regulatory approval. We will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital, if available on reasonable terms if at all, may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, or cause our stockholders to incur substantial dilution.

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

Our independent registered public accounting firm has issued a going concern opinion on our financial statements for the year ended April 30, 2025, expressing substantial doubt that we can continue as an ongoing business due to insufficient capital for us to fund our operations. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to successfully raise additional capital, we will need to create and implement alternate operational plans to continue as a going concern, and investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

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

We only have two product candidates, AL001 and ALZN002, which will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize AL001 or ALZN002, we will be unable to generate any revenue for many years, if at all. We do not anticipate that we will generate revenue for a least the next several years, if ever, or that we will achieve profitability for at least several years thereafter, if at all. If we are unable to generate revenue, we will not become profitable, and we may be unable to continue our operations.

We have a limited operating history on which to judge our business prospects and management.

We were incorporated in February 2016 and commenced operations shortly thereafter. We have a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that we will achieve or sustain profitability. Our prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets with long periods of time before they can ever generate revenue, and then subsequently achieve profitability, if ever. Future operating results will depend upon many factors, including our success in attracting and retaining motivated and qualified personnel, our ability to establish short term credit lines or obtain financing from other sources, our ability to develop and market new products or control costs, and general economic conditions. We cannot assure you that we will successfully address any of these contingencies.

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

Original AL001 Licenses:

Payment	Due Date
$50,000*	Pre-IND Meeting - Completed September 2019

$65,000*	IND application filing - Completed June 2021

$190,000*	Upon first dosing of patient in a clinical trial - Completed December 2021

$500,000*	Upon completion of first clinical trial - Completed March 2022

$1,250,000	Upon first patient treated in a Phase III clinical trial

$10,000,000	Upon FDA NDA approval
*	Milestone met and completed

ALZN002 License:

Payment	Due Date
$50,000*	Upon IND application - Completed January 2022

$50,000	Upon first dosing of patient in first Phase I clinical trial

$500,000	Upon completion of first Phase IIB clinical trial

$1,000,000	Upon first patient treated in a Phase III clinical trial

$10,000,000	Upon first commercial sale

*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date
$2,000,000	Upon first patient treated in a Phase III clinical trial

$16,000,000	First commercial sale

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

We are a party to these license agreements with the Licensor and expect to enter into additional license agreements in the future. The existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the Licensor, we may lose the exclusivity of our license, or the Licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license and would be forced to wind down our operations. The Licensor or any future licensor may take any of these actions, including terminating a license agreement. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates. If the Licensor were to terminate a license agreement for whatever reason, it would materially and adversely affect our business, financial position and future prospects and you would likely lose the entirety of your investment in us.

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

We may voluntarily suspend or terminate our clinical trials if at any time we believe that they present an unacceptable risk to participants or if preliminary data demonstrate that either AL001 or ALZN002 is unlikely to receive regulatory approval or is unlikely to be successfully commercialized. In addition, regulatory agencies, an Ethics Committee or an IRB, or data safety monitoring boards may at any time recommend the temporary or permanent discontinuation of our clinical trials or request that we cease using investigators in the clinical trials if they believe that the clinical trials are not being conducted in accordance with applicable regulatory requirements, or that they present an unacceptable safety risk to participants. If we elect or are forced to suspend or terminate a clinical trial of AL001, ALZN002 or any other product candidate that we may in the future develop, the commercial prospects for that product will be harmed and our ability to generate product revenue from that product may be delayed or eliminated. Furthermore, any of these events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing AL001 or ALZN002 and materially impair our ability to generate revenue from the commercialization of AL001 or ALZN002 either by us or by any future commercial partners with which we may develop a relationship, which and could have a material adverse effect on our reputation, business, results of operations and financial condition.

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

The research, testing, manufacturing, labeling, approval, sale, marketing and testing of AL001 and ALZN002 are and will be subject to extensive regulation by regulatory authorities in the United States, Europe and elsewhere, and regulatory requirements applicable to our product differ from country to country. Neither we nor any commercial partner will be permitted to market any of our current or future product candidates in the United States until we receive approval from the FDA of either an NDA or a BLA for AL001 and ALZN002, respectively. Obtaining approval of an NDA or a BLA is an uncertain process that requires us to utilize significant resources. Furthermore, regulatory authorities possess broad discretion regarding processing time and usually request additional information and raise questions which have to be answered. There is considerable uncertainty regarding the times at which products may be approved and we have no control over the FDA review process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including: warning letters, civil and criminal penalties, injunctions, withdrawal of approved products from the market, product seizure or detention, product recalls, total or partial suspension of production, and refusal to approve pending applications or supplements to approved applications.

Even if we fully comply with all applicable laws and regulations, the FDA may still determine that our clinical data are insufficient for final approval of an NDA or a BLA. The process required by the FDA and most foreign regulatory authorities before human health care pharmaceuticals may be marketed generally involves nonclinical laboratory and, in some cases, animal tests; submission of an IND, which must become effective before clinical trials may begin; adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses; pre-approval inspection of manufacturing facilities and clinical trial sites; and FDA approval of an NDA or BLA, which must occur before a drug can be marketed or sold.

Regulatory approval of an NDA or a BLA, or any supplement thereof, is not guaranteed, and the approval process requires us to utilize significant resources, could take several years, and is subject to the substantial discretion of the FDA. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or have to repeat or perform additional studies. If our product or any of our future product candidates fails to demonstrate safety and efficacy in our studies, or for any other reason does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

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

From time to time, legislation is drafted and introduced in the U.S. Congress and lawmaking bodies in states and other countries that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated products. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Similar changes in regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the United States or in other countries may impose additional costs or lengthen review times of AL001, ALZN002 and any of our future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

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

The development, FDA approval and commercialization of new therapy and vaccine products is highly competitive. We will face competition with respect to AL001, ALZN002 and any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with AL001 and ALZN002, we also face potential competition from other drug candidates in development by other companies. Our potential competitors include, without limitation, large health care companies, such as AbbVie, Biogen Inc., Eisai Co., Ltd., Takeda Pharmaceuticals, Bristol Myers Squibb, Pfizer Inc., Merck & Co., Inc., Sanofi S.A., Eli Lilly and Company, Bayer AG, Novartis AG, Johnson and Johnson and Boehringer Ingelheim GmbH.   We also know of several smaller early-stage companies that are developing products for use in our segment of the market. Some of the potential competitive compounds referred to above are being developed by large, well-financed and established pharmaceutical and biotechnology companies or have been partnered with such companies, which may give them development, regulatory and marketing advantages over our products.

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

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed and/or potentially approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the estimated timing of our drug development program may be delayed, which would materially increase costs of drug development and harm our operations or business.

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

We cannot assure you that AL001, ALZN002 or any of our future product candidates will not infringe existing or future patents. We may be unaware of patents that have already been issued that a third party might assert are infringed by AL001, ALZN002 or one of our future product candidates. Because patent applications can take many years to issue and may be confidential for 18 months or more after filing, there may be applications pending of which we are unaware of and which may later result in issued patents that we may infringe by commercializing AL001, ALZN002 or any of our future product candidates. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Moreover, we may face claims from non-practicing entities (commonly referred to as patent trolls), which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

We may be subject to third-party claims in the future against us or our collaborators that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages, including treble damages and attorneys’ fees if we are found to be willfully infringing a third party’s patents. If a patent infringement suit were brought against us or our collaborators, we or our collaborators could be forced to stop or delay research, development, manufacturing or sales of AL001 or ALZN002. As a result of patent infringement claims, or in order to avoid potential claims, we or our collaborators may choose to seek, or be required to seek, a license from the third party and would most likely be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our collaborators were able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. Ultimately, we could be prevented from commercializing a product, or forced to redesign it, or to cease some aspect of our business operations if, as a result of actual or threatened patent infringement claims, we or our collaborators are unable to enter into licenses on acceptable terms. Even if we are successful in defending such claims, infringement and other intellectual property litigation can be expensive and time-consuming to litigate and divert management’s attention from our core business. Any of these events could harm our business significantly.

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

If our efforts to protect the proprietary nature of our intellectual property related to AL001, ALZN002 or any of our potential future product candidates are not adequate, we may not be able to compete effectively in our market.

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

The strength of patents involves complex legal and scientific questions and can be uncertain. The patent applications that we may in the future own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents are successfully issued, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, any of our future patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we may own, license or pursue with respect to AL001, ALZN002 or any future product candidates is threatened, it could threaten our ability to commercialize AL001, ALZN002 or any future product candidates. Further, if we encounter delays in our development efforts, the period of time during which we could market AL001, ALZN002 or any future product candidates under patent protection would be reduced. Since patent applications in the U.S. and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to AL001, ALZN002 or any future product candidates.

Even where laws provide protection, costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the outcome of such litigation would be uncertain. Moreover, any actions we may bring to enforce our intellectual property against our competitors could lead them to bring counterclaims against us, and many of our competitors have substantially greater intellectual property portfolios than we do.

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

Risks Related to Our Affiliates’ Control and Relationships

Members of the Board of Directors and executive officers of our company and Hyperscale Data, Inc. (“HDI”), contain some of the same individuals, which may present potential conflicts of interest.

Milton C. (Todd) Ault III, our Founder, and Vice Chairman, has significant influence over our Company, directly and indirectly through his controlling equity interest in Ault & Company, Inc. (“Ault & Co.”), the parent of Ault Life Sciences, Inc. (“ALSI”) and Ault Life Sciences Fund, LLC (“ALSF”). Mr. Ault is also the Executive Chairman and single largest stockholder (through his control of Ault & Co.) of HDI, a publicly traded diversified holding company that owns and operates a data center at which it mines digital assets and offers colocation and hosting services for the emerging AI ecosystems and other industries and through wholly and majority-owned subsidiaries and strategic investments, support a diverse range of industries, including an artificial intelligence software platform, social gaming platform, equipment rental services, defense/aerospace, industrial, automotive, medical/biopharma and hotel operations. The Board of Directors (“Board”) and executive officers of our company and the board of directors and executive officers of HDI contain some of the same individuals, all of whom devote a portion of their business and professional time and efforts to the respective businesses of our company as well as HDI. In addition to Mr. Ault, William B. Horne, the Chairman of the Board, is the Chief Executive Officer and a director of HDI, Henry Nisser, our Executive Vice President, General Counsel and a director of our company, is the President, General Counsel and a director of HDI and Kenneth S. Cragun, our Senior Vice President of Finance is the Chief Financial Officer of HDI.

While we believe that our business and technologies are distinguishable from those of HDI and that we do not compete in the markets in which HDI competes, Mr. Ault and the other named individuals may have potential conflicts of interest with respect to, among other things, potential corporate opportunities, business combinations, joint ventures and/or other business opportunities that may become available to them, our company or HDI. Moreover, while Mr. Ault and the other named individuals have agreed to devote a portion of their business and professional time and efforts to our company, potential conflicts of interest also include the amount of time and effort devoted by each of them to the affairs of HDI. We may be materially adversely affected if Mr. Ault and/or the other named individuals choose to place the interests of HDI before those of our company. Each of Mr. Ault and the other named individuals has agreed that, to the extent such opportunities arise, he will carefully consider a number of factors, including whether such opportunities were presented to him in his capacity as an officer or director of our company, whether such opportunities are within our company’s line of business or consistent with our strategic objectives and whether our company will be able to undertake or benefit from such opportunities. In addition, our Board has adopted a policy whereby any future transactions between us and any of our affiliates, officers, directors, principal stockholders or any affiliates of the foregoing will be on terms no less favorable to our company than could reasonably be obtained in “arm’s length” transactions with independent third parties, and any such transactions will also be approved by a majority of our disinterested independent directors. Each of Mr. Ault and the other named individuals owe fiduciary duties of good faith, care and loyalty to our company under Delaware law. However, the failure of our management to resolve any conflicts of interest in favor of our company could materially adversely affect our business, financial condition and results of operations.

Certain provisions of our certificate of incorporation allow concentration of voting power, which may, among other things, delay or frustrate the removal of incumbent directors or a takeover attempt, even if such events may be beneficial to our stockholders.

Provisions of our certificate of incorporation may delay or frustrate the removal of incumbent directors and may prevent or delay a merger, tender offer or proxy contest involving our company that is not approved by our Board, even if those events may be perceived to be in the best interests of our stockholders. Further, we may designate and issue separate classes of preferred stock that may entitle their holder(s) to exercise significant control over us. Consequently, anyone to whom or which these shares are or were issued could have sufficient voting power to significantly influence if not control the outcome of all corporate matters submitted to the vote of our common stockholders. Those matters could include the election of directors, changes in the size and composition of our Board, and mergers and other business combinations involving us. In addition, through any such person’s control of our Board and voting power, the affiliate may be able to control certain decisions, including decisions regarding the qualification and appointment of officers, dividend policy, access to capital (including borrowing from third-party lenders and the issuance of additional debt or equity securities), and the acquisition or disposition of assets by us. In addition, the concentration of voting power in the hands of an affiliate could have the effect of delaying or preventing a change in control of our company, even if the change in control could benefit our stockholders and may adversely affect the future market price of our common stock.

Risks Relating to Ownership of Our Common Stock

If we are unable to comply with the continued listing requirements of The Nasdaq Capital Market, our common stock could be delisted, which would adversely affect our common stock market price and liquidity and reduce our ability to raise capital.

The listing of our common stock on the Nasdaq Capital Market is contingent on our compliance with the Nasdaq Capital Market’s conditions for continued listing. While we are currently in compliance with Nasdaq listing requirements, we have not been in compliance in the past year.

If we were to fail to meet a Nasdaq Capital Market listing requirement, we may be subject to delisting by the Nasdaq Capital Market. In the event our common stock is no longer listed for trading on the Nasdaq Capital Market, our trading volume and share price may decrease and we may experience further difficulties in raising capital which could materially affect our operations and financial results. Further, delisting from the Nasdaq Capital Market could also have other negative effects, including potential loss of confidence by investors, employees, and fewer business development opportunities. Finally, delisting could make it harder for us to raise capital and sell securities.

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

Our common stock is listed on the Nasdaq Capital Market. Since our initial public offering last year, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the year ended April 30, 2025, our stock closed at prices between $5.94 per share and $66.15 per share, as reported on Nasdaq.com.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of July 22, 2025, we had 2,896,432 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

We have limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the audit of our financial statements for the year ended April 30, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weaknesses related to a lack of sufficient number of qualified personnel within our accounting function to adequately segregate duties, to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions and, we have not designed and implemented effective Information Technology General Controls (“ITGC”) related to access controls to payment and financial accounting systems.

Due to the size of our company and our limited financial resources, we will need to increase our accounting department in the future to fully remediate our current weakness. The material weakness will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

We are in the process of enhancing our internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify any additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected, and we could become subject to investigations by the Nasdaq Stock Market, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Cybersecurity Governance

Our Board oversees cybersecurity risk as part of its overall risk oversight function. We utilize resources from HDI to act as our information technology department (the “IT Department”), which functions as our Information Security Advisory Team. The IT Department is responsible for managing our information security program and implementing cybersecurity risk management practices.

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

During fiscal 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not successfully eliminate all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred.

ITEM 2.	PROPERTIES

Our executive office is currently located at 3480 Peachtree Road NE, Second Floor, Suite 103, Atlanta, GA 30326, where we utilize shared labs and extensive research resources. Our accounting and finance office is located in Orange County, California utilizing approximately 200 square feet of shared office space within the offices of HDI, a related party. Our legal office is located in New York, NY utilizing shared office space within the offices of HDI. We currently do not pay rent for our Orange County, California or New York, NY office spaces. We believe our present space is adequate for our current operations.

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

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “ALZN.” Effective July 16, 2024, we effected a one-for-ten reverse stock split of our common stock. Effective May 12, 2025, we effected a one-for-nine reverse split of our common stock.

Holders of Record

As of July 22, 2025, there were approximately 60 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We had no uncertain tax positions as of April 30, 2025.

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

On November 19, 2024, we announced a final full data set from a nonclinical study comparing brain and plasma lithium exposures between AL001 and lithium carbonate in Alzheimer’s transgenic mice. The study was conducted at the University of South Florida and the bioanalytical procedures for determination of lithium concentration in the brain and plasma samples were conducted under good laboratory practice standards by Sannova Analytical LLC. The study involved administering AL001, a good manufacturing practices-quality active pharmaceutical ingredient (“API”) to 5XFAD mice, a recognized model for Alzheimer’s research, to compare its effects against lithium carbonate, an FDA approved and marketed API. Mice received either high or low doses scaled to humans of both AL001 and lithium carbonate over a 14-day period to observe pharmacokinetic steady-state drug conditions. On the 15th day, the mice were analyzed to assess how the treatments affected lithium concentrations in different brain regions and in their plasma.

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

The dosing level identified as optimal in this robust nonclinical study will serve as the foundation for advancing the evaluation of AL001 in the comprehensive ‘Lithium in Brain’ Phase II clinical trials. These trials, conducted in collaboration with Massachusetts General Hospital, will encompass a diverse cohort of both healthy subjects and patients diagnosed with mild to moderate Alzheimer’s disease, BD, MDD and PTSD. In May 2025, we began the trial and dosed the first healthy subject.

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

Results of Operations

Results of Operations for the Year Ended April 30, 2025 Compared to Year Ended April 30, 2024

The following table summarizes the results of our operations for the years ended April 30, 2025 and 2024:

	For the Years Ended April 30,
	2025	2024	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,414,928	$6,455,107	$(5,040,179)	-78%
General and administrative	3,081,896	3,482,538	(400,642)	-12%
Total operating expenses	4,496,824	9,937,645	(5,440,821)	-55%
Loss from operations	(4,496,824)	(9,937,645)	5,440,821	55%

OTHER EXPENSE, NET
Interest expense	(18,029)	(10,101)	(7,928)	-79%
Total other expense, net	(18,029)	(10,101)	(7,928)	-79%

NET LOSS	(4,514,853)	(9,947,746)	5,432,893	55%

Deemed dividend on warrant modification issued with preferred	473,209	-	473,209	*
NET LOSS ATTRIBURED TO COMMON SHARES	$(4,988,062)	$(9,947,746)	$4,959,684	49.9%

Basic and diluted net loss per common share	$(11.06)	$(132.33)	$121.27	*

Basic and diluted weighted average common shares outstanding	450,799	75,174		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the years ended April 30, 2025 and 2024, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the years ended April 30, 2025 and 2024 were $1.4 million and $6.5 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees, stock-based compensation expense, as well as other research and development expenses:

	For the Years Ended April 30,
	2025	2024	$ Change	% Change
Professional fees	$655,659	$2,898,402	$(2,242,743)	-77%
Clinical trial fees	716,318	3,246,578	(2,530,260)	-78%
Stock-based compensation expense	-	213,905	(213,905)	*
Other research and development expenses	42,951	96,222	(53,271)	-55%
Total research and development expenses	$1,414,928	$6,455,107	$(5,040,179)	-78%
*	Not meaningful

Professional Fees

During the years ended April 30, 2025 and 2024, we incurred professional fees of $656,000 and $2.9 million, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred during the year ended April 30, 2025, compared to professional fees incurred for the preparation for clinical trials for AL001 and ALZN002 during the year ended April 30, 2024.

Clinical Trial Fees

During the years ended April 30, 2025 and 2024, we incurred clinical trial fees of $716,000 and $3.2 million, respectively. Clinical trial fees for the year ended April 30, 2025 were for our Phase IIA clinical trial for AL001. Clinical trial fees for the year ended April 30, 2024 were $1.9 million for our Phase IIA clinical trial for AL001 and $1.3 million for our Phase I clinical trial for ALZN002.

Stock-Based Compensation Expense

During the year ended April 30, 2024, we incurred $214,000 in research and development stock-based compensation expense related to stock option grants to consultants. No such expense was incurred during the fiscal year ended April 30, 2025. The decrease in research and development stock-based compensation expense for the year ended April 30, 2025, was a result of all vested stock options grants having been expensed.

Other Research and Development Expenses

During the years ended April 30, 2025 and 2024, we incurred other fees of $43,000 and $96,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the years ended April 30, 2025 and 2024 were $3.1 million and $3.5 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salary and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; and Board fees. For the years ended April 30, 2025 and 2024, the remaining general and administrative expenses of $347,000 and $381,000, respectively, primarily consisted of payments for advertising and promotion, transfer agent fees, travel, and other office expenses, none of which is significant individually.

	For the Years Ended April 30,
	2025	2024	$ Change	% Change
Salary and benefits	$1,010,487	$836,046	$174,441	21%
Professional fees	617,650	735,915	(118,265)	-16%
Insurance	259,382	381,737	(122,355)	-32%
Stock-based compensation expense	325,108	741,728	(416,620)	-56%
Marketing fees	347,295	247,334	99,961	40%
Board of director fees	175,000	158,333	16,667	11%
Other general and administrative expenses	346,974	381,445	(34,471)	-9%
Total general and administrative expenses	$3,081,896	$3,482,538	$(400,642)	-12%

Salary and Benefits

During the years ended April 30, 2025 and 2024, we incurred $1.0 million and $836,000, respectively, in employee-related expenses. As of April 30, 2025, we had four full-time and three part-time employees. The increase in salary and benefits expense was a result of higher bonuses earned during the year ended April 30, 2025.

Professional Fees

During the years ended April 30, 2025 and 2024, we incurred professional fees of $618,000 and $736,000, respectively. During the year ended April 30, 2025, we incurred $243,000 in legal fees, $221,000 in audit and tax fees, $149,000 in investor relations and $5,000 in other professional fees. During the year ended April 30, 2024, we incurred $341,000 in audit and tax fees, $192,000 in investor relations, $104,000 in legal fees, $33,000 in related party consulting, $28,000 in Sarbanes-Oxley compliance fees and $38,000 in other professional fees.

Insurance Expense

During the years ended April 30, 2025 and 2024, we incurred insurance expense of $259,000 and $382,000, respectively, which was primarily directors and officers insurance. The decrease in insurance expense was due to lower negotiated pricing with the same amount of coverage.

Stock-based Compensation Expense

During the years ended April 30, 2025 and 2024, we incurred stock-based compensation expense of $325,000 and $741,000, respectively, related to stock option grants to executives, employees and consultants. The decrease in stock-based compensation expense for the year ended April 30, 2025 was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the years ended April 30, 2025 and 2024, we incurred marketing fees of $347,000 and $247,000, respectively, which was primarily expenses related to the marketing and branding of our company.

Current and Deferred Income Taxes

As of April 30, 2025 and 2024, we had deferred tax assets totaling $15.2 million and $15.8 million, respectively. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a 100% valuation allowance. As a result of the full valuation allowance, we did not record an income tax benefit for the years ended April 30, 2025 and 2024.

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

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of April 30, 2025, we had cash of $3.9 million and an accumulated deficit of $58.5 million. We have incurred recurring losses and reported losses for the year ended April 30, 2025 totaling $4.5 million. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

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

On September 8, 2023, we entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”), as sales agent to sell shares of our Common Stock, having an aggregate offering price of up to approximately $9.8 million from time to time, through an “at the market offering” (the “ATM Offering”) as defined in Rule 415 under the Securities Act. On September 8, 2023, we filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $9.8 million in shares of Common Stock in the ATM Offering.

During the year ended April 30, 2024, we sold an aggregate of 11,964 shares of Common Stock pursuant to the ATM Offering for proceeds of $1.3 million. On May 6, 2024, we terminated our ATM Offering.

On October 3, 2024, we entered into a new At-the-Market Issuance Sales Agreement with Ascendiant, as sales agent to sell shares of our Common Stock, having an aggregate offering price of up to approximately $6.5 million from time to time, through an “at the market offering” (the “New ATM Offering”) as defined in Rule 415 under the Securities Act. On October 3, 2024, we filed a prospectus supplement with the SEC relating to the offer and sale of up to approximately $6.5 million in shares of Common Stock in the New ATM Offering.

During the year ended April 30, 2025, we sold an aggregate of 235,904 shares of Common Stock pursuant to the New ATM Offering for proceeds of $2.7 million. On April 7, 2025, we terminated our New ATM Offering.

Series B Preferred Financing

On January 31, 2024, we and Ault Lending entered into a securities purchase agreement (the “AL SPA”) for the purchase of up to 6,000 shares of Series B Convertible Preferred Stock and warrants to purchase shares up to 66,667 shares of Common Stock. The AL SPA provided that Ault Lending could have purchased up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending had the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The final closing did not occur prior to the Termination Date and the AL SPA automatically terminated.

Between January 31, 2024 and April 29, 2024, we sold an aggregate of 2,100 shares of Series B Convertible Preferred Stock and warrants to purchase 23,333 shares of common stock with an exercise price of $108.00, for a total purchase price of $2.1 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to us between November 9, 2023 and January 31, 2024 and a subscription receivable of $70,000 and further cash proceeds of $880,000.

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

Series A Preferred Financing

On May 8, 2024, we and Orchid Finance, LLC (“Orchid”), entered into a securities purchase agreement (the “Orchid SPA”) for the purchase of up to 2,500 shares of Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and warrants to purchase shares up to 277,778 shares of common stock in several tranche closings.

Between May 10, 2024 and September 11, 2024, we sold an aggregate of 800 shares of Series A Convertible Preferred Stock and warrants to purchase an aggregate of 71,109 shares of Common Stock with an exercise price of $112.50, for a total purchase price of $8.0 million. The purchase price was paid by the surrender and cancellation of a term note issued by us to Orchid of $311,356, consisting of $310,000 of principal and $1,356 of accrued and unpaid interest, $200,000 discount and net cash of $7.5 million.

Pursuant to the Orchid SPA, Orchid had agreed to purchase the remaining 1,700 Preferred Shares on each monthly anniversary of the effectiveness of a registration statement until all remaining 1,700 Preferred Shares had been sold (“Milestones”). Orchid had the ability to invest any amount in its sole discretion in advance of the Milestone dates. In the event that the average closing price of the Common Stock during the three trading days preceding the date of a tranche closing was not equal to or greater than $22.50 a share (the “Floor Price”), then the applicable closing would be delayed until such time as the price meet the required threshold. We agreed to pay Ault Lending an origination fee of five percent (5%) of the total gross proceeds we receive from Orchid upon each purchase of Series A Convertible Preferred Stock. We also agreed to pay Orchid a fee of $100,000 upon the first closing, which occurred on May 10, 2024, and on the closing which occurred on August 21, 2024.

The Series A Convertible Preferred Stock had a stated value of $10,000 per share (“Series A Stated Value”) and accrued dividends at the rate of 15% per annum, payable quarterly in arrears in cash or paid-in-kind shares, in Orchid’s sole discretion. Each share of Series A Convertible Preferred Stock was convertible into a number of shares of Common Stock determined by dividing the Series A Stated Value by (y) the greater of (i) the Floor Price and (ii) the lesser of (A) $135.00 and (B) 80% of the lowest closing price of our Common Stock during the three trading days immediately prior to the date of conversion into conversion shares (the “Series A Conversion Price”). The Series A Conversion Price was subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series A Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

The warrants had an exercise price of $112.50 (the “Series A Exercise Price”) and were exercisable upon issuance and had a five-year term, expiring on the fifth anniversary of issuance. The Series A Exercise Price were subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series A Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The warrants were exercisable on a cashless basis in the event that there is not then an effective resale registration statement for the Common Stock issuable upon exercise of the warrants.

During the year ended April 30, 2025, Orchid converted 712.0133 shares of Series A Convertible Preferred Stock into 420,809 shares of Common Stock.

On February 28, 2025, we and Orchid terminated the Orchid SPA and entered into the Securities Purchase and Exchange Agreement (the “Orchid SPEA”). With the termination, 97.7511 shares of Series A Convertible Preferred Stock were converted to 97.7511 shares of Series C Convertible Preferred Stock and warrants to purchase 71,111 shares of common stock with an exercise price of $112.50 issued were cancelled.

Series C Preferred Financing

On February 28, 2025, we and Orchid entered into the Orchid SPEA for the purchase of up to 500 shares of Series C Convertible Preferred Stock in several tranche closings and warrants to purchase shares up to 111,111 shares of Common Stock with an exercise price of $8.29 (the “Series C Exercise Price”) and are exercisable upon issuance and have a five-year term, expiring on the fifth anniversary of issuance. The Series C Exercise Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series C Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. In addition, 97.7511 shares of Series A Convertible Preferred Stock were converted to 97.7511 shares of Series C Convertible Preferred Stock.

Between April 28, 2025 and June 13, 2025, we sold an aggregate of 500 shares of Series C Convertible Preferred Stock for an aggregate purchase price of $5 million. Effective June 13, 2025, the Orchid SPEA was terminated as all the shares of Series C Convertible Preferred Stock were sold.

The registration statement registering for resale the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the warrants was declared effective on April 8, 2025. In addition, we agreed to use our best efforts to hold a meeting of our stockholders within 90 days of the execution date of the Orchid SPEA for purposes of seeking stockholder approval of the issuance of all the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit”, which is 19.99% of the shares of Common Stock issued and outstanding on the execution date of the Orchid SPEA. We held our annual meeting of stockholders on April 25, 2025, at which time, the stockholders approved the issuance of all the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit”.

The Series C Convertible Preferred Stock has a stated value of $10,000 per share (“Series C Stated Value”) and accrued dividends at the rate of 15% per annum, payable quarterly in arrears in cash or paid-in-kind shares, in Orchid’s sole discretion. Each share of Series C Convertible Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Series C Stated Value by (y) the greater of (i) $0.90 per share (“Series C Floor Price”) and (ii) the lesser of (A) $135.00 and (B) 80% of the lowest closing price of our Common Stock during the three trading days immediately prior to the date of conversion into conversion shares (the “Series C Conversion Price”). The Series C Conversion Price was subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series C Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series C Convertible Preferred Stock were entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series C Convertible Preferred Stock is entitled to cast, shall not be lower than $7.5375 (the “Series C Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the date of execution of the Orchid SPEA. The Series C Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

During the year ended April 30, 2025, Orchid converted 23.9712 shares of Series C Convertible Preferred Stock into 44,444 shares of Common Stock. From May 1, 2025 to July 22, 2025, subsequent to our fiscal year end, Orchid converted 575.7176 shares of Series C Convertible Preferred Stock into 2,117,699 shares of Common Stock.

Cash Flows

The following table summarizes our cash flows for the years ended April 30, 2025 and 2024:

	For the Years Ended April 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$(6,568,186)	$(8,269,993)
Investing activities	(300,000)	(147,243)
Financing activities	10,440,796	3,652,425
Net increase (decrease) in cash and cash equivalents	$3,572,610	$(4,764,811)

Operating Activities

During the year ended April 30, 2025, net cash used in operating activities was $6.6 million. This consisted primarily of a net loss of $4.5 million and a decrease in our net operating assets and liabilities of $2.4 million, partially offset by stock-based compensation of $325,000. The decrease in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued liabilities and an increase in prepaid expenses.

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

Investing Activities

During the year ended April 30, 2025, net cash used in investing activities was $300,000, from the purchase of equipment and machinery being used in our AL001 Phase II clinical trials.

Financing Activities

During the year ended April 30, 2025, net cash provided by financing activities was $7.7 million from the sale of convertible preferred stock and $2.7 million from proceeds from the New ATM Offering.

During the year ended April 30, 2024, net cash provided by financing activities was $2.1 million from the sale of convertible preferred stock to Ault Lending, a related party, $1.3 million from proceeds from the ATM Offering and $300,000 from a promissory note.

Contractual Obligations

See the “Intellectual Property and Licensing Agreements” sub-section under Item 1. Business of this Annual Report.

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

As of April 30, 2025, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, our principal executive officer and principal financial officer, with the assistance of other members of the Company's management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report and has determined that our disclosure controls and procedures were not effective due to the material weakness as described herein.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of April 30, 2025, our internal control over financial reporting was not effective.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following material weakness:

•	We do not have sufficient resources in our accounting department, which restricts our ability to perform sufficient reviews and approval of manual journal entries posted to the general ledger and to consistently execute review procedures over general ledger account reconciliations, financial statement preparation and accounting for non-routine transactions.

Previously, management had determined that we had a material weakness related to IT controls. Upon further review and consideration, management determined that the previously disclosed material weakness represented a significant deficiency and does not rise to the level of a material weakness.

Planned Remediation

We are implementing measures designed to improve our internal control over financial reporting to remediate material weaknesses, including continuing to formalize our internal control documentation and strengthening supervisory reviews by our management.

Management will continue to implement measures to remediate material weaknesses, such that these controls are designed, implemented, and operating effectively. Given our limited resources, we will need to increase our accounting department in the future to fully remediate our current weakness. The material weakness will not be considered to be remediated until the applicable remediated controls are operating for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Despite the existence of our control deficiency, we believe that the financial statements included in the period covered by this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2025, there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended April 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our executive officers, directors and director nominees, and their positions with us, as of the date of this Annual Report:

Name	Age	Position
Stephan Jackman	49	Chief Executive Officer and Director
David J. Katzoff	63	Chief Financial Officer
Henry Nisser	56	Executive Vice President, General Counsel and Director
Kenneth S. Cragun	64	Senior Vice President of Finance
William B. Horne	57	Chairman of the Board
Milton C. Ault III	55	Vice Chairman of the Board
Mark Gustafson	65	Director
Lynne Fahey McGrath, M.P.H., Ph.D.	70	Director
Jeffrey Oram	58	Director
Andrew H. Woo, M.D., Ph.D.	62	Director

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

David J. Katzoff joined our company on a part-time basis in November 2019, serving as our Senior Vice President of Operations from November 2019 to December 2020, as our Chief Operating Officer from December 2020 until August 2022 and currently serves as our Chief Financial Officer since August 2022. Mr. Katzoff has served as Senior Vice President of Finance of HDI since January 2019. From February 2021 to October 2024, Mr. Katzoff served as the Vice President of Finance of Ault Disruptive Technologies Corporation, a publicly traded special purpose acquisition company (“Ault Disruptive”). From December 2021 to September 2023, Mr. Katzoff served as the Chief Financial Officer of TurnOnGreen, Inc. (formerly, Imperalis Holding Corp.) (“TurnOnGreen”), an OTCPK quoted company. From 2015 to 2018, Mr. Katzoff served as Chief Financial Officer of Lumina Media, LLC, a privately-held media company and publisher of life-style publications. From 2003 to 2017, Mr. Katzoff served a Vice President of Finance of Local Corporation, a publicly-held local search company. Mr. Katzoff received a B.S. degree in Business Management from the University of California at Davis.

Henry C.W. Nisser has served as our Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director in September 2020. Since May 2019, Mr. Nisser has served as the Executive Vice President and General Counsel of HDI and as one of its directors since September 2020; he became HDI’s President on January 12, 2021. Since March 2023, Mr. Nisser has served as the President, General Counsel and director of RiskOn International, Inc., an OTCPK quoted company (“ROI”), a social gaming platform. Between February 2021 and October 2024, Mr. Nisser served as the President, General Counsel and a director of Ault Disruptive. Between April 2023 and August 2024, Mr. Nisser served as a director of Algorhythm Holdings, Inc., (“RIME”), a Nasdaq listed company. Between May 2019 and March 2025, Mr. Nisser served as the Executive Vice President and General Counsel of Avalanche International Corp., a publicly traded Nevada company categorized as a “voluntary filer” (not required to file periodic reports) (“Avalanche”). Between December 15, 2021 and March 16, 2022, Mr. Nisser served as Chief Executive Officer and on the board of directors of TurnOnGreen, Inc. Mr. Nisser has served as a President, General Counsel and a director of Ault & Co. since May 2019. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner with Sichenzia Ross Ference LLP, a law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

Kenneth S. Cragun joined our company on a part-time basis in December 2018. Between February 2021 and October 2024, Mr. Cragun served as the Chief Financial Officer of Ault Disruptive. Since August 2020, Mr. Cragun has served as the Chief Financial Officer of HDI and between October 2018 and August 2020, served as its Chief Accounting Officer. Since September 2018, Mr. Cragun has served on the board of directors and Chairman of the Audit Committee of Verb Technology Company, Inc. Between July 2022 and September 2024, Mr. Cragun served on the board of directors of RIME. He served as a CFO Partner at Hardesty, LLC, a national executive services firm between October 2016 and October 2018. His assignments at Hardesty included serving as Chief Financial Officer of CorVel Corporation, a publicly traded company and a nationwide leader in technology driven, healthcare-related, risk management programs, and of RISA Tech, Inc., a private structural design and optimization software company. Mr. Cragun was also Chief Financial Officer of two Nasdaq-traded companies, Local Corporation, from April 2009 to September 2016, which operated Local.com, a U.S. top 100 website, and Modtech Holdings, Inc., from June 2006 to March 2009, a supplier of modular buildings. Prior thereto, he had financial leadership roles with increasing responsibilities at MIVA, Inc., ImproveNet, Inc., NetCharge Inc., C-Cube Microsystems, Inc, and 3-Com Corporation. Mr. Cragun began his professional career at Deloitte. Mr. Cragun holds a Bachelor of Science degree in accounting from Colorado State University-Pueblo.

William B. Horne has served as a director of our company since June 2016 and upon the effectiveness of our initial public offering in June 2021, Mr. Horne become our Chairman of the Board. Mr. Horne served as our Chief Financial Officer from June 2016 through December 2018. Mr. Horne has been a member of the board of directors of HDI since October 2016. In January 2018, Mr. Horne was appointed as HDI’s Chief Financial Officer until August 2020, when he resigned as its Chief Financial Officer and was appointed as its President. On January 12, 2021, Mr. Horne resigned as HDI’s President and became its Chief Executive Officer. Mr. Horne served as a director and Chief Executive Officer of Ault Disruptive since its inception in February 2021 through October 2024. Mr. Horne served as a director and Chief Financial Officer of Avalanche since June 2016 through March 2025. Mr. Horne has served as a director and Chief Financial Officer of Ault & Co. since October 2017. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

Milton C. Ault, III has served as a director of our company since January 2024. Mr. Ault is the Company’s founder and served as Chairman and a director from inception in 2016 until the Company’s initial public offering in June 2021. Since January 2021, Mr. Ault has served as the Executive Chairman of HDI. Between December 2017 and January 2021, Mr. Ault was the Chief Executive Officer of HDI and between March 2017 and December 2017, Mr. Ault served as the Executive Chairman of HDI. Mr. Ault served as the Chairman of the Board of Ault Disruptive since its incorporation in February 2021 through March 2025. Since January 2024, Mr. Ault served as the Chairman and Chief Executive Officer of ROI. Between April 2023 and September 2024, Mr. Ault has served as the Executive Chairman of the board of directors of RIME. Mr. Ault has served as Chairman and Chief Executive Officer of Ault & Co. since December 2015. Between September 2014 and March 2025, Mr. Ault served as the Chairman of Avalanche. Since January 2011, Mr. Ault has been the Vice President of Business Development for MCKEA Holdings, LLC, a family office. Mr. Ault is a seasoned business professional and entrepreneur who has spent more than twenty-seven years identifying value in various financial markets including equities, fixed income, commodities, and real estate. Throughout his career, Mr. Ault has consulted for a few publicly traded and privately held companies, providing each of them the benefit of his diversified experience, that range from development stage to seasoned businesses.

Mark Gustafson joined our Board and became the Chairman of the Audit Committee in June 2021. Mr. Gustafson is a Chartered Professional Accountant with over 40 years of corporate, private and public company experience. Since July 2024, Mr. Gustafson has been a director of Altimist Capital Ltd., a private London (UK) based company focused on developing a proprietary trading platform under FCA authorization. Since June 2024, Mr. Gustafson has been the Chief Financial Officer of Orga Energy Ltd., a private oil and gas production company based in Calgary, Alberta. From January 2023 to June 2024, Mr. Gustafson was a director and non-executive Chairman of BrainLuxury, Inc., a private U.S. company. From April 2021 to October 2024, Mr. Gustafson was the Chief Financial Officer, and between January 2022 and July 2024, was a director, for PharmaKure Limited, a private London-based biopharmaceutical company. Between December 2021 and December 2023, Mr. Gustafson served as an independent director and Chairman of the Audit Committee of Ault Disruptive. From June 2020 to April 2024, Mr. Gustafson was a director of Alpha Helium Inc., a private Canadian-based company helium exploration company. From 2014 to 2020, he was the Chief Executive Officer of Challenger Acquisitions Limited, a London Stock Exchange listed entertainment company. From 2010 to 2012, Mr. Gustafson was the President and Chief Executive Officer of Euromax Resources Limited, a Toronto Stock Exchange listed mineral exploration company. From 2005 to 2009, he served as Chairman and Chief Executive Officer of Triangle Energy Corporation, a New York Stock Exchange listed oil and gas exploration company, from 2004 to 2006, he served as President and Chief Executive Officer of Torrent Energy Corporation, a private oil and gas company, and from 2001 to 2002, he served as a financial consultant for Samson Oil & Gas and Peavine Resources, two private oil and gas companies. From 1997 to 1999, Mr. Gustafson served as President and Chief Executive Officer of Total Energy Services Ltd., a Toronto Stock Exchange listed oilfield services company, from 1993 to 1995, he served as the Chief Financial Officer of Q/media Software Corporation, a Toronto Stock Exchange listed software company, and from 1987 to 1993, he served initially as the Chief Financial Officer and then as a Vice President in charge of two operating divisions at EnServ Corporation, a Toronto Stock Exchange listed oilfield services company. From 1981 to 1987, he served as an audit manager at Price Waterhouse in Calgary Alberta. Mr. Gustafson received his Bachelor of Business Administration from Wilfrid Laurier University. Mr. Gustafson has been a Chartered Accountant since 1983.

Lynne Fahey McGrath, M.P.H., Ph.D. joined our Board in June 2021. Dr. McGrath is currently on the Strategic Advisory to Bryleos, Inc. (June 2022-present), a private corporation developing drugs for diseases of aging. Dr. McGrath has served as a consultant to various companies in the biopharmaceutical industry, including: to the executive team of Nobias Therapeutics, Inc., a biotechnology product development company, between May 2020 and December 2021; a regulatory consultant with FoxKiser, LLC, a biotechnology consulting firm, from August 2018 to March 2020; and a regulatory consultant with Catalyst Healthcare Consulting, a biotechnology consulting firm, from 2020 to 2021. Dr. McGrath was a senior executive and Vice President of Regulatory Affairs at Regenxbio, Inc., where she headed global strategy for its portfolio of gene therapy products, from April 2015 to July 2018. Previously, she held senior positions at Novartis Corporation including Vice President, Global Head of Regulatory and Medical Affairs at Novartis Consumer Health and Vice President and U.S. Head of Regulatory Affairs at Novartis Oncology from 2003 to April 2015. Dr. McGrath received a B.S. degree from the University of Connecticut, M.S. in Environmental Science from Rutgers University and M.P.H. and Ph.D. in Public Health from the University of Medicine and Dentistry of New Jersey Robert Wood Johnson Medical School.

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

Board Committees

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The responsibilities of the Audit Committee (which consists of Mr. Gustafson (Chair), Mr. Oram and Dr. Woo) include recommending to the Board the independent registered public accounting firm to be retained by our company, reviewing with our independent registered public accounting firm the scope and results of their audits, and reviewing with the independent registered public accounting firm and management our accounting and reporting principles, policies and practices, as well as our accounting, financial and operating controls and staff. The Compensation Committee (which consists of Dr. McGrath (Chair), Mr. Gustafson and Mr. Oram) has responsibility for establishing and reviewing employee compensation. The Compensation Committee also has responsibility for administering and interpreting the Alzamend Neuro, Inc. 2021 Stock Incentive Plan, and determining the recipients, amounts and other terms (subject to the requirements of the Plan) of stock options and other equity-based awards which may be granted under the 2021 Stock Incentive Plan from time to time. The purpose of the Nominating and Corporate Governance Committee (which consist of Mr. Oram (Chair), Dr. McGrath and Dr. Woo) is to select, or recommend for our entire Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders, as well as to consider the adequacy of our corporate governance and oversee and approve management continuity planning processes.

Certain Board Arrangements

In May 2021, the Board and Mr. Ault, our Founder and Chairman Emeritus, agreed to certain arrangements with regard to our Board composition and other matters. Contemporaneously with the consummation of the initial public offering, and in consideration for (i) the conversion of 750 shares of our series A convertible preferred stock beneficially owned by Mr. Ault through ALSI into 11,111 shares of common stock, (ii) the extension of the maturity date of the promissory note in the original principal amount of $15,000,000 (the “ALSF Note”) issued to us by ALSF to December 31, 2023, and (iii) the resignation of Mr. Ault as a director and executive officer of our company, the Board agreed that William B. Horne be named our Chairman of the Board and remain in that position for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of common stock (for which Mr. Horne will be paid $50,000 per year for his services), and Mr. Nisser remains a member of our Board for so long as Mr. Ault beneficially owns no less than 5% of the outstanding shares of common stock (for no additional remuneration). Additionally, Mr. Ault will hold the position of Founder and Chairman Emeritus and, as such, have the right to nominate an observer to our Board for a period of five years after the closing date of the initial public offering. Immediately following the closing of the initial public offering in June 2021, we entered into a five-year consulting agreement with Mr. Ault under which he will provide strategic advisory and consulting services to us in consideration for annual fees of $50,000. Upon Mr. Ault’s reappointment to the Board in January 2024, the consulting agreement was terminated.

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

* Mr. Horne has served as Chief Financial Officer of Avalanche since June 2016, and, in March 2025, Avalanche filed a voluntary petition in the United States Bankruptcy Court for the District of Nevada seeking relief under the provisions of Chapter 7 of Title 11 of the United States Code.

** Please see the press release issued by HDI on August 15, 2023.

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

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended April 30, 2025 and 2024, and (ii) up to our two other most highly compensated executive officers who received compensation during the years ended April 30, 2025 and 2024, who were executive officers on the last day of our fiscal year. We refer to these persons as our “named executive officers” in this Annual Report. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock award ($)	Option Awards ($)	All Other Compensation(1) ($)	Total ($)
Stephan S. Jackman	2025	350,000	100,000	—	—	18,288	468,288
Chief Executive Officer	2024	350,000	75,000	—	—	18,617	443,617

David J. Katzoff	2025	150,000	—	—	—	—	150,000
Chief Financial Officer	2024	150,000	—	—	—	—	150,000

(1)	The amounts included in “All Other Compensation” consist of health insurance benefits.

Employment Agreements

None.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are providing disclosure regarding the ratio of annual total compensation of Mr. Jackman, our Chief Executive Officer, to that of our median employee. Our median employee earned $130,000 in total compensation for our fiscal year ended April 30, 2025. Based upon the total fiscal year 2025 compensation reported for Mr. Jackman of $468,288 as reported under “Total” in the Summary Compensation Table, our ratio of PEO to median employee pay was 3.6:1.

Calculation Methodology

To identify our median employee, we identified our total employee population worldwide as of April 30, 2025, excluding our Chief Executive Officer, in accordance with SEC rules. On April 30, 2025, all of our employee population was located in the U.S.

We collected full-year fiscal year 2025 actual gross earnings data for the April 30, 2025 employee population, including cash-based compensation and equity-based compensation that was realized in fiscal year 2025, relying on our internal payroll records. Compensation was annualized on a straight-line basis for non-temporary new hire employees who did not work with our company for the full calendar year.

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

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires us to grant, or avoid granting, equity-based compensation to our executive officers at certain times. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

During the fiscal year ended April 30, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Advisory Vote on Executive Compensation

At the annual meeting of stockholders on April 26, 2023, the stockholders approved, on an advisory basis, the compensation paid to the Company’s named executive officers. An advisory vote on executive compensation is held every three years.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on outstanding equity awards as of April 30, 2025 awarded to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT APRIL 30, 2025
	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stephan Jackman	2,222	-	-	1,350.00	11/15/2028
	-	1,481	1,481	2,025.00	11/18/2029
	740	741	741	1,579.50	11/29/2032
David J. Katzoff	296	-	-	1,350.00	1/21/2029
	630	-	-	2,025.00	11/1/2029
	185	-	-	2,025.00	11/26/2029
	-	741	741	2,025.00	11/18/2029

Incentive Compensation Plans

2016 Stock Incentive Plan

In April 2016, our stockholders approved our company’s 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of a maximum of 9,259 shares of our common stock to be offered to our directors, officers, employees and consultants. On March 1, 2019, our stockholders approved an additional 5,556 shares to be available for issuance under the 2016 Plan. Options granted under the 2016 Plan have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the 2016 Plan are subject to a vesting period determined at the date of grant.

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

Stock Subject to the 2021 Plan.   The maximum number of shares of our common stock that may be issued under the 2021 Plan is 7,407 shares, which number will be increased to the extent that compensation granted under the 2021 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2021 Plan). Substitute awards (awards made or shares issued by us in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that we acquire or any subsidiary of ours or with which we or any subsidiary combines) will not reduce the shares authorized for grant under the 2021 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2021 Plan.

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

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended April 30, 2025:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Options awards ($)	All other compensation ($)	Total ($)
William B. Horne	50,000	-	-	-	50,000
Milton C. Ault III	25,000	-	-	-	25,000
Mark Gustafson	25,000	-	-	-	25,000
Lynne Fahey McGrath	25,000	-	-	-	25,000
Andy H. Woo	25,000	-	-	-	25,000
Jeffrey Oram	25,000	-	-	-	25,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 22, 2025, held by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and director nominees, (iii) each of our executive officers, and (iv) all of our directors, director nominees and executive officers as a group. As of July 22, 2025, there were 2,896,432 shares of our common stock issued and outstanding.

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

Greater than 5% Beneficial Owners:	Number of shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Ault Lending, LLC (1)	936,767	24.49%
Hyperscale Data, Inc. (2)	936,779	24.49%

Directors and Executive Officers
Milton C. Ault, III (1) (2) (3)	949,751	24.83%
Stephan Jackman (4)	2,995	*
David J. Katzoff (5)	1,726	*
Henry C.W. Nisser (6)	926	*
Kenneth S. Cragun (7)	1,111	*
William B. Horne (8)	3,518	*
Mark Gustafson (9)	266	*
Lynne Fahey McGrath, M.P.H., Ph.D. (10)	277	*
Jeffrey Oram (11)	296	*
Andrew H. Woo, M.D., Ph.D. (11)	296	*
All directors and named executive officers as a group (10 persons)	961,162	25.07%

* Less than 1% of outstanding shares.

(1)	Milton C. (Todd) Ault, III, our Founder and Vice Chairman has voting and investment power with respect to the securities held by Ault Lending. Consists of (i) 8,260 shares of common stock, (ii) 905,172 shares of common stock issuable upon conversion of Series B Preferred Stock and (iii) 23,335 shares of common stock issuable upon the exercise of warrants. Excludes 2,469 shares of common stock underlying currently exercisable warrants due to a beneficial ownership blocker limitation provision contained therein. Notwithstanding the foregoing,

(2)	Mr. Ault has voting and investment power with respect to the securities held by HDI. Ault Lending is a wholly owned subsidiary of HDI. Consists of (i) 12 shares of common stock underlying currently exercisable warrants, (ii) 8,260 shares of common stock held by Ault Lending, (iii) 905,172 shares of common stock issuable upon conversion of Series B Preferred Stock held by Ault Lending and (iv) 23,335 shares of common stock issuable upon the exercise of warrants held by Ault Lending. Excludes 2,469 shares of common stock underlying currently exercisable warrants held by Ault Lending due to a beneficial ownership blocker limitation provision contained therein.

(3)	Consists of (i) 1,843 shares of our common stock held by Mr. Ault, (ii) 8,260 shares of common stock held by Ault Lending, (iii) 905,172 shares of common stock issuable upon conversion of Series B Preferred Stock held by Ault Lending, (iv) 11,068 shares of common stock held by ALSI, (v) 61 shares of common stock held by Ault Life Sciences Fund, LLC (“ALSF”), (vi) 12 shares of common stock underlying currently exercisable warrants held by HDI and (vii) 23,335 shares of common stock issuable upon exercise of currently exercisable warrants held by Ault Lending. Excludes 2,469 shares of common stock underlying currently exercisable warrants held by Ault Lending due to a beneficial ownership blocker limitation provision contained therein. Mr. Ault has sole voting and investment power with respect to the securities held of record by ALSF.

(4)	Consist of (i) 33 shares of our common stock and (ii) 2,962 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(5)	Consists of (i) 615 shares of our common stock and (ii) 1,111 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(6)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days. Mr. Nisser’s address is 122 East 42nd Street, 50th Floor, Suite 5000, New York, New York 10168.

(7)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days.

(8)	Consists of (i) 3,333 shares of our common stock and (ii) 185 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(9)	Consists of (i) 44 shares of our common stock and (ii) 222 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(10)	Consists of (i) 55 shares of our common stock and (ii) 222 shares of our common stock issuable upon the exercise of stock options owned by Dr. McGrath that are currently exercisable or exercisable within 60 days.

(11)	Consists of (i) 74 shares of our common stock and (ii) 222 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of April 30, 2025:

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	9,406	$1,802.18	6,889
Equity compensation plans not approved by stockholders	3,448	2,078.31	-
Total	12,854	$1,876.25	6,889

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

Milton C. (Todd) Ault, III, our Founder and Vice Chairman, has significant influence over our Company, directly and through his controlling interests in HDI, Ault Lending and ALSI. Mr. Ault is also the Chairman, Chief Executive Officer and single largest beneficial stockholder (through Ault & Co.) of HDI. The Board and executive officers of our company and the board of directors and executive officers of HDI contain some of the same individuals. William B. Horne, the Chairman of the Board of our company, is the Chief Executive Officer and a director of HDI, Henry Nisser, our Executive Vice President, General Counsel and a director of our company, is the President, General Counsel and a director of HDI, and Kenneth S. Cragun, our Senior Vice President of Finance is the Chief Financial Officer of HDI.

Transactions with Related Persons

To the best of our knowledge, during our most recent fiscal year end on April 30, 2025, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $26,173, or 1% of the average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Our accounting and finance department use shared office space within the Costa Mesa offices of HDI.

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

Director Independence

	Independent	Audit Committee	Nominating and Governance Committee	Compensation Committee
Director
Stephan Jackman	No
William B. Horne	Yes
Milton C. Ault	No
Henry Nisser	No
Mark Gustafson	Yes	C		X
Lynne Fahey McGrath	Yes		X	C
Jeffrey Oram	Yes	X	C	X
Andrew H. Woo	Yes	X	X

____________

C – Chairman of committee

X – Member of committee

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Haskell & White LLP (“Haskell & White”) served as our independent registered public accounting firm for the years ended April 30, 2025 and 2024.

Fees and Services

The following table shows the aggregate fees paid by us for professional services by Haskell & White for the years ended April 30, 2025 and 2024:

	2025	2024
Audit Fee	$139,500	$—
Audit-Related Fees	16,500	—
Tax Fees	—	—
All Other Fees	—	—
Total	$156,000	$—

Audit Fee. This category includes the aggregate fees paid for professional services rendered for the audits of our financial statements during the years ended April 30, 2025 and 2024, for the reviews of the interim financial statements during the years ended April 30, 2025 and 2024, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years. We did not pay Haskell & White any audit fees for the year ended April 30, 2024, as we did not engage them prior to April 30, 2024. We paid our former independent auditors, Baker and Tilley US LLP (“Baker Tilley”), $263,160 in audit fee for the year ended April 30, 2024.

Audit-Related Fees. This category includes the aggregate fees paid in each of the last two years for assurance and related services by the independent auditors that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees,” and generally consist of fees for other engagements under professional auditing standards, accounting and reporting consultations, internal control-related matters, and audits of employee benefit plans. We paid Baker Tilley $48,600 for audit-related fees for the year ended April 30, 2024.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 1, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2024).
3.7	Certificate of Designations of Preferences and Rights of Series C Preferred Stock, as filed with the Delaware Secretary of State on February 28, 2025 (incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K filed with the SEC on March 3, 2025).
3.8	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 6, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 8, 2025).
3.9	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
3.10	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 3, 2025).
4.1	Form of Warrant issued to Ault Lending, LLC (formerly, Digital Power Lending, LLC), dated March 9, 2021 (incorporated by reference to Exhibit 3.1 of Form 1-U filed with the SEC on March 12, 2021).
4.2	Form of Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2024).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 28, 2025).
4.4*	Description of Capital Stock.
10.1	Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated May 1, 2016 (incorporated by reference to Exhibit 6.1 of Form DOS/A filed with the SEC on September 29, 2016).
10.2	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.3 of Form 1-K filed with the SEC on February 21, 2019).
10.3	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.4 of Form 1-K filed with the SEC on February 21, 2019).
10.4	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.6 of Form 1-K filed with the SEC on August 28, 2020).
10.5	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.7 of Form 1-K filed with the SEC on August 28, 2020).
10.6	Board Letter Agreement, dated May 6, 2021, between Alzamend Neuro, Inc. and Milton C. Ault III (incorporated by reference to Exhibit 10.17 of Form S-1/A filed with the SEC on May 25, 2021).
10.7+	2016 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form S-8 filed with the SEC on July 13, 2021).
10.8+	2021 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of Form S-8 filed with the SEC on July 13, 2021).
10.9	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.13 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.10	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.14 of annual report on Form 10-K filed with the SEC on July 27, 2023).

10.11	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.15 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.12	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated June 8, 2023 (incorporated by reference to Exhibit 10.16 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.13	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated June 8, 2023 (incorporated by reference to Exhibit 10.17 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.14	Securities Purchase Agreement, dated January 31, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 2, 2024).
10.15	At-The-Market Issuance Sales Agreement, dated October 3, 2024, with Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on October 3, 2024)
10.16	Securities Purchase & Exchange Agreement, dated February 28, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on February 28, 2025).
10.17	Registration Rights Agreement, dated February 28, 2025 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 28, 2025).
19.1	Insider Trading Policy of Alzamend Neuro, Inc.
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registration statement on Form S-1 filed with the SEC on June 3, 2024).
23.1*	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Alzamend Neuro, Inc., Clawback Policy (incorporated by reference to Exhibit 97.1 of the annual report on Form 10-K filed with the SEC on July 30, 2024).
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: July 22, 2025	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: July 22, 2025	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

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

Name	Title	Date

By: /s/ Stephan Jackman Stephan Jackman	Chief Executive Officer and Director (principal executive officer)	July 22, 2025

By: /s/ David J. Katzoff David J. Katzoff	Chief Financial Officer (principal financial and accounting officer)	July 22, 2025

By: /s/ William B. Horne William B. Horne	Chairman of the Board	July 22, 2025

By: /s/ Milton C. Ault III Milton C. Ault III	Vice Chairman of the Board	July 22, 2025

By: /s/ Henry Nisser Henry Nisser	Executive Vice President, General Counsel and Director	July 22, 2025

By: /s/ Mark Gustafson Mark Gustafson	Director	July 22, 2025

By: /s/ Lynne Fahey McGrath, M.P.H., Ph.D. Lynne Fahey McGrath, M.P.H., Ph.D.	Director	July 22, 2025

By: /s/ Andrew H. Woo, M.D., Ph.D. Andrew H. Woo, M.D., Ph.D.	Director	July 22, 2025

By: /s/ Jeffrey Oram Jeffrey Oram	Director	July 22, 2025

INDEX TO FINANCIAL STATEMENTS

ALZAMEND NEURO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alzamend Neuro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alzamend Neuro, Inc. (the “Company”) as of April 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced recurring losses from operations, negative cash flows from operations and is dependent on additional financing to fund current and future operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ HASKELL & WHITE LLP

We have served as the Company’s auditor since 2024.

Irvine, California

July 22, 2025

ALZAMEND NEURO, INC.

Balance Sheets

	April 30, 2025	April 30, 2024
ASSETS

CURRENT ASSETS

Cash	$3,948,658	$376,048
Prepaid expenses and other current assets	228,719	79,194
TOTAL CURRENT ASSETS	4,177,377	455,242
Property and equipment, net	425,606	176,346
TOTAL ASSETS	$4,602,983	$631,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$634,761	$2,925,059
Note payable	-	300,714
TOTAL LIABILITIES, ALL CURRENT	634,761	3,225,773

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock, $10,000 stated value per share, 3,000 shares designated; nil issued and outstanding as of April 30, 2025 and 2024	-	-
Series B Convertible Preferred Stock, $1,000 stated value per share, 6,000 designated; 2,100 issued and outstanding as of April 30, 2025 and 2024	-	-
Series C Convertible Preferred Stock, $10,000 stated value per share, 1,000 shares designated; 150.7176 and nil issued and outstanding as of April 30, 2025 and 2024, respectively	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 778,733 and 76,444 issued and outstanding as of April 30, 2025 and 2024, respectively	78	8
Additional paid-in capital	62,503,405	51,426,215
Accumulated deficit	(58,535,261)	(54,020,408)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	3,968,222	(2,594,185)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,602,983	$631,588

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Operations

	For the Years Ended April 30,
	2025	2024
OPERATING EXPENSES
Research and development	$1,414,928	$6,455,107
General and administrative	3,081,896	3,482,538
Total operating expenses	4,496,824	9,937,645
Loss from operations	(4,496,824)	(9,937,645)

OTHER EXPENSE, NET
Interest expense	(18,029)	(10,101)
Total other expense, net	(18,029)	(10,101)
NET LOSS	(4,514,853)	(9,947,746)
Dividend on preferred shares	(117,022)	-
Deemed dividend on warrant modification issued with preferred	(473,209)	-
NET LOSS ATTRIBUTED TO COMMON SHARES	$(5,105,084)	$(9,947,746)

Basic and diluted net loss per common share	$(11.32)	$(132.33)

Basic and diluted weighted average common shares outstanding	450,799	74,174

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended April 30, 2025 and April 30, 2024

	Series A Convertible		Series B Convertible		Series C Convertible				Additional	Note Receivable for
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Common Stock -	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Related Party	Deficit	Total
BALANCES, April 30, 2023	-	$-	-	$-	-	$-	71,807	$7	$62,001,453	$(14,883,295)	$(44,072,662)	$3,045,503

Issuance of common stock for cash, net of issuance costs	-	-	-	-	-	-	11,965	1	1,252,424	-	-	1,252,425

Issuance of common stock for restricted stock awards	-	-	-	-	-	-	18	-	-	-	-	-

Issuance of preferred stock for cash	-	-	2,100	-	-	-	-	-	2,100,000	-	-	2,100,000

Subscription receivable payment received	-	-	-	-	-	-	-	-	(7,002)	7,002	-	-

Return of common stock for subscription receivable	-	-	-	-	-	-	(7,346)	-	(14,876,293)	14,876,293	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	-	-	955,633	-	-	955,633

Net loss	-	-	-	-	-	-	-	-	-	-	(9,947,746)	(9,947,746)

BALANCES, April 30, 2024	-	-	2,100	-	-	-	76,444	8	$51,426,215	-	(54,020,408)	(2,594,185)

Issuance of common stock for cash, net of issuance costs	-	-	-	-	-	-	235,907	24	2,704,028	-	-	2,704,052

Issuance of common stock for restricted stock awards	-	-	-	-	-	-	18	-	-	-	-	-
		-	-	-
Issuance of preferred stock for cash, net of issuance costs	800	-	-	-	75	-	-	-	7,736,144	-	-	7,736,144

Proceeds from stock option exercise	-	-	-	-	-	-	1,111	-	600	-	-	600

Conversion of preferred stock to common stock	(712)	-	-	-	(24)	-	465,253	46	(46)	-	-	-

Conversion of note payable and interest to series A preferred stock	-	-	-	-	-	-	-	-	311,356	-	-	311,356

Exchange of series A preferred stock into series C preferred stock	(97)	-	-	-	97	-	-	-	-	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	-	-	325,108	-	-	325,108

Preferred dividends	9	-	-	-	2	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	-	(4,514,853)	(4,514,853)

BALANCES, April 30, 2025	-	$-	2,100	$-	150	$-	778,733	$78	$62,503,405	$-	(58,535,261)	$3,968,222

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Cash Flows

	For the Years Ended April 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,514,853)	$(9,947,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50,740	50,740
Interest expense - debt discount	9,286	714
Stock-based compensation to employees and consultants	325,108	955,633
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(149,525)	368,395
Prepaid expenses related party	-	247,334
Accounts payable and accrued liabilities	(2,288,942)	54,937
Net cash used in operating activities	(6,568,186)	(8,269,993)
Cash flows from investing activities:
Purchase of equipment	(300,000)	(147,243)
Net cash used in investing activities	(300,000)	(147,243)
Cash flows from financing activities:
Net proceeds from the issuance of common stock, net	2,704,052	1,252,425
Net proceeds from the issuance of preferred stock, net	7,736,144	-
Proceeds from stock option exercise	600	-
Proceeds from the issuance of note payable	-	300,000
Net proceeds from the issuance of preferred stock - related party	-	2,100,000
Net cash provided by financing activities	10,440,796	3,652,425
Net increase (decrease) in cash	3,572,610	(4,764,811)
Cash at beginning of year	376,048	5,140,859
Cash at end of year	$3,948,658	$376,048

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A convertible preferred stock to common stock	$7,120,133	$-
Conversion of Series C convertible preferred stock to common stock	$239,712	$-
Fair value of warrants issued in connection with Series A convertible preferred stock	$1,635,489	$-
Conversion of note payable and accrued interest into Series A convertible preferred stock	$311,356	$-
Preferred dividends	$117,022	$-
Exchange of Series A convertible preferred stock into Series C convertible preferred stock	$977,511	$-
Return of common stock for note receivable - related party	$-	$(14,883,295)
Debt discount from issuance of note payable	$-	$10,000
Fair value of warrants issued with preferred stock	$577,073	$-
Fair value of warrants issued for related party payable	$-	$1,902,140

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

On May 6, 2025, pursuant to the authorization provided by the Company’s stockholders at its annual meeting of stockholders, the Company filed an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of one-for-nine (the “Third Reverse Split”). The Third Reverse Split did not affect the number of authorized shares of Common Stock, preferred stock or their respective par value per share. As a result of the Third Reverse Split, each nine shares of Common Stock issued and outstanding prior to the Third Reverse Split were converted into one share of Common Stock. The Third Reverse Split became effective in the State of Delaware on May 12, 2025. All share amounts in these financial statements have been updated for all periods presented to reflect the Third Reverse Split.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of April 30, 2025, the Company had cash of $3.9 million and an accumulated deficit of $58.5 million. For the year ended April 30, 2025, the Company had a net loss of $4.5 million and cash used in operating activities of $6.6 million. The Company had cash as of April 30, 2024, totaling $376,000 and accumulated deficit of $54.0 million. In the past, the Company has financed its operations principally through issuances of equity and debt instruments.

On February 28, 2025, the Company and Orchid Finance, LLC (“Orchid”) entered into a Securities Purchase and Exchange Agreement (the “Orchid SPEA”) for the purchase of up to 500 shares of Series C Convertible Preferred Stock (“Series C Convertible Preferred Stock”) and warrants to purchase up to 111,111 shares of Common Stock in several tranche closings.

On April 28, 2025, the Company sold 75 shares of Series C Convertible Preferred Stock for a total purchase price of $750,000. On May 29, 2025, the Company sold 225 shares of Series C Convertible Preferred Stock for a total purchase price of $2.2 million. On June 3, 2025, the Company sold 75 shares of Series C Convertible Preferred Stock for a total purchase price of $750,000. On June 12, 2025, the Company sold 105 shares of Series C Convertible Preferred Stock for a total purchase price of $1.0 million. On June 13, 2025, the Company sold 20 shares of Series C Convertible Preferred Stock for a total purchase price of $213,000. The purchase prices were paid in cash.

The Company expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations during the twelve-month period subsequent to the issuance of the financial statements included in this Annual Report. These factors create substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, the Company will need to raise additional funds. The Company plans to seek additional funding through public equity, private equity and debt financings. The terms of any additional financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs and planned clinical trials which could adversely affect the Company’s business operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of April 30, 2025 and 2024, the Company had no cash equivalents.

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

Income Taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or a liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of April 30, 2025, the Company had fully reserved the net deferred income tax assets by taking a full valuation allowance against these assets.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of April 30, 2025, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

During the year ended April 30, 2025, based on the terms of the Company’s warrant agreements, the Company accounted for the warrants as equity instruments as the warrants were indexed to the Common Stock, required settlement in shares and would be classified as equity under ASC 815.

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

The following sets forth the number of shares of Common Stock underlying outstanding options and warrants that have been excluded from the computation of loss per common share:

	For the Years Ended April 30,
	2025	2024
Stock options (1)	12,854	13,594
Restricted stock units	-	18
Warrants	137,051	26,728
	149,905	40,340

(1)	The Company has excluded 1,111 stock options for the year ended April 30, 2024 with an exercise price of $0.54, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to ASC 260-10-45-14.

Preferred Stock Classification

The Company analyzes the terms of its preferred stock using ASC Topic No. 480, Distinguishing Liabilities from Equity, to determine whether the Company’s preferred stock should be classified as a liability or equity, and if classified as equity, permanent or temporary. Common criteria the Company considers are redemption provisions, conversion options, mandatory fixed dividends, discretionary dividends based on earning, voting rights and collateral requirements.

Segment Reporting

In fiscal year 2025, the Company adopted Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company operates as a single operating and reportable segment, which reflects the manner in which the Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, manages the business and allocates resources. The Company is a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s, BD, MDD and PTSD, with key operational decisions based on cash availability, development milestones, and return on investment associated with future manufacturing and commercialization opportunities.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The new standard is effective for the Company for its fiscal year beginning May 1, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting the standard.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to require disaggregated disclosure of certain income statement expense line items, such as purchases of inventory, employee compensation, and depreciation and amortization. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

4. NOTE RECEIVABLE, RELATED PARTY, NET

On April 30, 2019, the Company and Ault Life Science Fund, LLC (“ALSF”), a related party, entered into a securities purchase agreement for the purchase of 7,407 shares of Common Stock for a total purchase price of $15,000,000, or $2,025.00 per share with 3,703 warrants with a 5-year life and an exercise price of $4,050.00 per share and vesting upon issuance (the “ALSF Warrants”). The total purchase price of $15,000,000 was in the form of a non-interest-bearing note receivable with a 12-month term from ALSF. In November 2019, the term of the note receivable was extended to December 31, 2021, and in May 2021, the term of the note receivable was extended to December 31, 2023. The note was secured by a pledge of the purchased shares. As the note receivable from ALSF was related to the issuance of Common Stock, it is recorded as an offset to additional paid-in capital. ALSF is wholly owned by Ault Life Sciences, Inc. (“ALSI”). ALSI is majority owned by Ault & Company, Inc. (“Ault & Co.”). Messrs. Ault, Horne and Nisser, directors of the Company, are also directors of Ault & Co.

On January 19, 2024, the Company and ALSF entered into a settlement agreement and release of claims whereby ALSF returned to the Company 7,346 shares of Common Stock and the ALSF Warrants for settlement of the outstanding balance of the note receivable in the amount of $14,876,293.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	April 30, 2025	April 30, 2024
Prepaid clinical trial expenses	$178,922	$-
Prepaid insurance	42,584	60,522
Other prepaid expenses	7,213	18,672
Total prepaid expenses and other current assets	$228,719	$79,194

On June 14, 2024, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $227,000. Prepaid insurance at April 30, 2025 represented the unamortized portion of directors’ and officers’ insurance.

6. INCOME TAXES

The following is a geographical breakdown of the Company’s loss before the provision for income taxes:

	April 30, 2025	April 30, 2024
Pre-tax loss:
Federal	$(4,514,853)	$(9,947,746)

Total pre-tax loss	$(4,514,853)	$(9,947,746)

Significant components of the Company’s deferred tax assets were as follows:

	April 30, 2025	April 30, 2024
Deferred income tax asset:
Accruals	$3,705	$-
Capitalized research expenditures	2,677,922	2,321,972
Net operating loss carryover	10,566,664	10,838,412
Stock-based compensation	2,022,954	2,638,820
Total deferred tax asset	15,271,245	15,799,204
Fixed assets	(23,848)	(32,400)
Valuation allowance	(15,247,397)	(15,766,804)
Deferred income tax asset, net of allowance	$-	$-

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended April 30, 2025 and 2024, is as follows:

	2025	2024
Tax benefit at U.S. Federal statutory tax rate	21.0%	21.0%
State income tax, net of federal benefit	-32.0%	28.9%
Increase (decrease) in tax rate resulting from:
Change in valuation allowance	11.5%	-49.8%
Stock-based compensation	-0.3%	-0.1%
Other	-0.2%	0.0%
Effective tax rate	0.0%	0.0%

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the Company’s deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making such assessments. Given historical generation of and expected future taxable losses, management determined it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, a full valuation allowance was maintained, as of the years ended April 30, 2025 and 2024, of $15,247,397 and $15,766,804, respectively.

At April 30, 2025, the Company maintained U.S. Federal and state net operating loss (“NOL”) carryovers of approximately $44.2 million and $22.4 million, respectively. Federal and state NOLs begin to expire in various years depending on relevant jurisdiction. In accordance with Internal Revenue Code §382 (“IRC §382”), the future deductibility of the Company’s NOL’s may be subject to an annual limitation in the event of a change in control as defined by applicable regulations. The Company has yet to complete a formal study to confirm NOL’s are not limited in utilization per IRC §382 and may reduce applicable deferred tax assets upon completion of such a study, in future periods.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company had no uncertain tax positions as of April 30, 2025.

The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of April 30, 2025, no interest or penalties have been recorded pertaining to uncertain tax positions.

The Company is subject to taxation in the United States and various U.S. state jurisdictions. All tax years remain open to examination by the Internal Revenue Service and relevant state authorities.

7. STOCK-BASED COMPENSATION

2016 Stock Incentive Plan

On April 30, 2016, the Company’s stockholders approved the Company’s 2016 Stock Incentive Plan (the “Plan”). The Plan provides for the issuance of a maximum of 9,259 shares of Common Stock to be offered to the Company’s directors, officers, employees, and consultants. On March 1, 2019, the Company’s stockholders approved an additional 5,556 shares to be available for issuance under the Plan. Options granted under the Plan have an exercise price equal to or greater than the fair value of the underlying Common Stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

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

Stock Subject to the 2021 Plan. The maximum number of shares of Common Stock that may be issued under the 2021 Plan is 7,407 shares, which number will be increased to the extent that compensation granted under the 2021 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2021 Plan). Substitute awards (awards made or shares issued by the Company in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that the Company acquires or any subsidiary of the Company or with which the Company or any subsidiary combines) will not reduce the shares authorized for grant under the 2021 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2021 Plan.

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

A summary of stock option activity for the year ended April 30, 2025, is presented below:

	Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2024	6,889	10,887	$1,603.10	5.22	$70,500
Options granted	-	-	$-
Options exercised	-	(1,111)	$0.54
Options cancelled/forfeited	-	(370)	$1,350.00
Balance at April 30, 2025	6,889	9,406	$1,802.18	4.80	$-
Options vested and expected to vest at April 30, 2025		9,406	$1,802.18	4.80	$-
Options exercisable at April 30, 2025		8,606	$1,819.61	4.55	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Restricted stock unit activity for the year ended April 30, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at April 30, 2024	18	$3,375.00
Granted	-	-
Vested	(18)	3,375.00
Cancelled	-	-
Unvested at April 30, 2025	-	$-

Stock Options Granted to Employees and Consultants

There were no stock options granted during the years ended April 30, 2025 and 2024.

For the year ended April 30, 2025 and 2024, stock-based compensation related to restricted stock grants and stock options were $325,000 and $956,000, respectively, for employees and directors.

Performance Contingent Stock Options Granted to Employee

On November 26, 2019, the Board granted 3,148 performance and market contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $2,025.00 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its Common Stock, or (ii) stepped target prices for a change in control transaction. The target prices ranged from $13,500 per share to $54,000 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%.

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $13,500 per share to $27,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of April 30, 2025, Management believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 1,481 performance-based stock option to the Chief Executive Officer at an exercise price of $1,579.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the year ended April 30, 2023, the Company believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of April 30, 2025, the Company believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Performance Contingent Stock Options Granted to TAMM Net

On March 23, 2021, the Company issued performance-based stock options to the certain team members at TAMM Net, Inc. (“TAMM Net”) to purchase an aggregate of 333 shares of Common Stock at a per share exercise price of $2,025.00 per share, of which 50% vest upon the completion of Phase I of AL001 by March 31, 2022, and the remaining 50% vest upon completion of Phase I of ALZN002 by December 31, 2022. The performance goal of completing Phase I of AL001 was achieved on March 22, 2022.

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

Performance Contingent Stock Options Granted to Consultants

On October 14, 2021, the Company issued performance-based stock options to two consultants to purchase an aggregate of 148 shares of Common Stock with an exercise price of $3,267.00 per share, of which 37 vest upon completion of each of the Phase II clinical trials of AL001 for a BD indication, AL001 for a PTSD indication, AL001 for an MDD indication and ALZN002 for an Alzheimer’s indication.

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

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for the years ended April 30, 2025 and 2024, were comprised of the following:

	For the Year Ended April 30,
	2025	2024
Research and development	$-	$213,905
General and administrative	325,108	741,728
Total	$325,108	$955,633

As of April 30, 2025, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $89,930. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 0.5 years.

8. WARRANTS

Warrant Issuances During 2025

During the year ended April 30, 2025, the Company issued warrants to purchase an aggregate of 279,273 shares of Common Stock with a weighted average exercise price of $48.96 per share as follows:

Issuance		Exercise	Original	Fair Value
Date	Quantity	Price	Expiration	at Date of Grant
5/10/2024	8,889	$112.50	5/10/2029 (1)	$256,591
6/25/2024	13,333	$112.50	6/25/2029 (1)	$241,340
8/19/2024	17,778	$112.50	8/19/2029 (1)	$558,811
8/21/2024	22,222	$112.50	8/21/2029 (1)	$473,512
9/11/2024	8,889	$112.50	9/11/2029(1)	$66,043
2/28/2025	111,111	$112.50	2/28/2030	$577,073

(1)	Cancelled on February 28, 2025

Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Common Stock, requires settlement in shares and would be classified as equity under ASC 815.

Warrant Issuances During 2024

During the year ended April 30, 2024, the Company issued warrants to purchase an aggregate of 23,333 shares of Common Stock at an exercise price of $108.00 per share.

(i)	On January 31, 2024, the Company issued a warrant to purchase 13,555 shares of Common Stock at an exercise price of $108.00 in connection with the sale of convertible preferred stock to Ault Lending, LLC (“Ault Lending”) for $1,220,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Common Stock, requires settlement in shares and would be classified as equity under ASC 815.

(ii)	On March 26, 2024, the Company issued a warrant to purchase 8,666 shares of Common Stock at an exercise price of $108.00 in connection with the sale of convertible preferred stock to Ault Lending for $780,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Common Stock, requires settlement in shares and would be classified as equity under ASC 815.

(iii)	On April 29, 2024, the Company issued a warrant to purchase 1,111 shares of Common Stock at an exercise price of $108.00 in connection with the sale of convertible preferred stock to Ault Lending for $100,000. Based on the terms of the Company’s warrant agreement, the Company accounted for the warrant as an equity instrument as the warrant is indexed to the Common Stock, requires settlement in shares and would be classified as equity under ASC 815.

The following table summarizes information about Common Stock warrants at April 30, 2025:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$8.29	111,111	3.9	$8.29	111,111	$8.29
$108.00	23,334	4.3	$108.00	23,334	$108.00
$4,050.00	2,561	1.4	$4,050.00	2,561	$4,050.00
$8,437.50	45	1.1	$8,437.50	45	$8,437.50

$8.29 - $8,437.50	137,051	4.7	$103.56	137,051	$103.56

Warrant activity for the year ended April 30, 2025 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2024	26,718	$607.05
Granted	182,222	$48.96
Cancelled/Expired	(71,889)	$111.28
Outstanding at April 30, 2025	137,051	$103.56

The estimated fair value of warrants granted during the years ended April 30, 2025, were calculated using the Black-Scholes option-pricing model using the following assumptions:

For the year ended
April 30, 2025
Expected term (in years)	5.00
Volatility	91.0%
Risk-free interest rate	4.03%
Dividend yield	0.0%

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

The AL001 License Agreements require that the Company pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. The Company has already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 1,650 shares of Common Stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

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

The ALZN002 License Agreement requires the Company to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. The Company has already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 2,668 shares of Common Stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

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

Additionally, the Company is required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

 Original AL001 Licenses:

Payment		Due Date
$50,000	*	Pre-IND Meeting - Completed September 2019

$65,000	*	IND application filing - Completed June 2021

$190,000	*	Upon first dosing of patient in a clinical trial - Completed December 2021

$500,000	*	Upon completion of first clinical trial - Completed March 2022

$1,250,000		Upon first patient treated in a Phase III clinical trial

$10,000,000		Upon FDA NDA approval
*	Milestone met and completed

ALZN002 License:

Payment		Due Date
$50,000	*	Upon IND application - Completed January 2022

$50,000		Upon first dosing of patient in first Phase I clinical trial

$500,000		Upon completion of first Phase IIB clinical trial

$1,000,000		Upon first patient treated in a Phase III clinical trial

$10,000,000		Upon first commercial sale
*	Milestone met and completed

Additional AL001 Licenses:

Payment	Due Date
$2,000,000	Upon first patient treated in a Phase III clinical trial

$16,000,000	First commercial sale

10.	EQUITY TRANSACTIONS

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value. The Board has designated 3,000 shares as Series A Convertible Preferred Stock, 6,000 shares as Series B Convertible Preferred Stock and 1,000 shares as Series C Convertible Preferred Stock. The rights, preferences, privileges and restrictions on the remaining authorized 9,990,000 shares of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Series A Preferred Financing

On May 8, 2024, the Company and Orchid entered into a securities purchase agreement (the “Orchid SPA”) for the purchase of up to 2,500 shares of Series A Convertible Preferred Stock (“Series A Convertible Preferred Stock”) and warrants to purchase shares up to 277,778 shares of Common Stock in several tranche closings as follows:

	Shares of
	Series A	Warrants		Total
Closing	Convertible	Number of	Exercise	Purchase
Date	Preferred	Common Shares	Price	Price

5/10/2024	100	8,889	$112.50	$900,000 (1)
6/25/2024	150	13,333	$112.50	$1.5 million (2)
8/19/2024	200	17,778	$112.50	$2.0 million (2)
8/21/2024	250	22,222	$112.50	$2.4 million (2)
9/11/2024	100	8,889	$112.50	$1.0 million (2)

(1)	The purchase price was paid by the surrender and cancellation of a term note issued by us to Orchid of $311,356, consisting of $310,000 of principal and $1,356 of accrued and unpaid interest, $100,000 discount and net cash of $588,644.

(2)	Paid in cash.

Pursuant to the Orchid SPA, Orchid had agreed to purchase the remaining 1,700 Preferred Shares on each monthly anniversary of the effectiveness of a registration statement until all remaining 1,700 Preferred Shares had been sold (“Milestones”). Orchid had the ability to invest any amount in its sole discretion in advance of the Milestone dates. In the event that the average closing price of the Common Stock during the three trading days preceding the date of a tranche closing was not equal to or greater than $22.50 a share (the “Floor Price”), then the applicable closing would be delayed until such time as the price meet the required threshold. The Company agreed to pay Ault Lending, a related party, an origination fee of five percent (5%) of the total gross proceeds we receive from Orchid upon each purchase of Series A Convertible Preferred Stock. The total amount of origination fees paid to Ault Lending during the year ended April 30, 2025 was $400,000. The Company also agreed to pay Orchid a fee of $100,000 upon the first closing, which occurred on May 10, 2024, and on the closing which occurred on August 21, 2024.

The Series A Convertible Preferred Stock had a stated value of $10,000 per share (“Series A Stated Value”) and accrued dividends at the rate of 15% per annum, payable quarterly in arrears in cash or paid-in-kind shares, in Orchid’s sole discretion. Each share of Series A Convertible Preferred Stock was convertible into a number of shares of Common Stock determined by dividing the Series A Stated Value by (y) the greater of (i) the Floor Price and (ii) the lesser of (A) $135.00 and (B) 80% of the lowest closing price of our Common Stock during the three trading days immediately prior to the date of conversion into conversion shares (the “Series A Conversion Price”). The Series A Conversion Price was subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series A Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

The warrants had an exercise price of $112.50 (the “Series A Exercise Price”) and were exercisable upon issuance and had a five-year term, expiring on the fifth anniversary of issuance. The Series A Exercise Price were subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series A Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The warrants were exercisable on a cashless basis in the event that there is not then an effective resale registration statement for the Common Stock issuable upon exercise of the warrants.

During the year ended April 30, 2025, Orchid converted 712.0133 shares of Series A Convertible Preferred Stock into 420,809 shares of Common Stock.

On February 28, 2025, the Company and Orchid terminated the Orchid SPA and entered into the Orchid SPEA. With the termination, 97.7511 shares of Series A Convertible Preferred Stock were converted to 97.7511 shares of Series C Convertible Preferred Stock and warrants to purchase 71,111 shares of Common Stock with an exercise price of $112.50 issued were cancelled.

Series B Convertible Preferred Stock

On January 31, 2024, the Company and Ault Lending entered into a securities purchase agreement (the “AL SPA”) for the purchase of up to 6,000 shares of Series B Convertible Preferred Stock and warrants to purchase shares up to 66,667 shares of Common Stock. The AL SPA provided that Ault Lending could have purchased up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending had the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The final closing did not occur prior to the Termination Date and the AL SPA automatically terminated.

On January 31, 2024, the Company sold 1,220 shares of Series B Convertible Preferred Stock and warrants to purchase 13,556 shares of Common Stock with an exercise price of $108.00, for a total purchase price of $1.22 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to the Company between November 9, 2023 and January 31, 2024 and a subscription receivable of $70,000.

On March 26, 2024, the Company sold 780 shares of Series B Convertible Preferred Stock and warrants to purchase 8,667 shares of Common Stock with an exercise price of $108.00, for a total purchase price of $780,000.

On April 29, 2024, the Company sold 100 shares of Series B Convertible Preferred Stock and warrants to purchase 1,111 shares of Common Stock with an exercise price of $108.00, for a total purchase price of $100,000.

The Series B Convertible Preferred Stock has a stated value of $1,000 per share (“Stated Value”) and does not accrue dividends. Each share of Series B Convertible Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Stated Value by $90.00 (the “Conversion Price”). The Conversion Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series B Convertible Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Company Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series B Convertible Preferred Stock is entitled to cast, shall not be lower than $78.57 (the “Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the Execution Date. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event the holders of Series B Convertible Preferred Stock receive a liquidation preference ahead of common stockholders.

The warrants have an exercise price of $108.00 (the “Exercise Price”) and became exercisable on the first business day after the six-month anniversary of issuance (the “Initial Exercise Date”) and have a five-year term, expiring on the fifth anniversary of the Initial Exercise Date. The Exercise Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events.

Series C Preferred Financing

On February 28, 2025, the Company and Orchid entered into the Orchid SPEA for the purchase of up to 500 shares of Series C Convertible Preferred Stock in several tranche closings and warrants to purchase shares up to 111,111 shares of Common Stock with an exercise price of $8.29 (the “Series C Exercise Price”) and are exercisable upon issuance and have a five-year term, expiring on the fifth anniversary of issuance. The Series C Exercise Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series C Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. In addition, 97.7511 shares of Series A Convertible Preferred Stock were exchanged for 97.7511 shares of Series C Convertible Preferred Stock. The fair market value of the warrants on the date of issuance was $577,073.

On April 28, 2025, the Company sold 75 shares of Series C Convertible Preferred Stock for a total purchase price of $750,000. On May 29, 2025, the Company sold 225 shares of Series C Convertible Preferred Stock for a total purchase price of $2.2 million.

On June 3, 2025, the Company sold 75 shares of Series C Convertible Preferred Stock for a total purchase price of $750,000.

On June 12, 2025, the Company sold 105 shares of Series C Convertible Preferred Stock for a total purchase price of $1.0 million.

On June 13, 2025, the Company sold 20 shares of Series C Convertible Preferred Stock for a total purchase price of $213,000.

Effective June 13, 2025, the Orchid SPEA was terminated as all the shares of Series C Convertible Preferred Stock were sold.

The registration statement registering for resale the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the warrants was declared effective on April 8, 2025. In addition, the Company agreed to use its best efforts to hold a meeting of its stockholders within 90 days of the execution date of the Orchid SPEA for purposes of seeking stockholder approval of the issuance of all the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit”, which is 19.99% of the shares of Common Stock issued and outstanding on the execution date of the Orchid SPEA. The Company held its annual meeting of stockholders on April 25, 2025, at which time, the stockholders approved the issuance of all the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit.”

The Series C Convertible Preferred Stock has a stated value of $10,000 per share (“Series C Stated Value”) and accrued dividends at the rate of 15% per annum, payable quarterly in arrears in cash or paid-in-kind shares, in Orchid’s sole discretion. Each share of Series C Convertible Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Series C Stated Value by (y) the greater of (i) $0.90 per share (“Series C Floor Price”) and (ii) the lesser of (A) $135.00 and (B) 80% of the lowest closing price of our Common Stock during the three trading days immediately prior to the date of conversion into conversion shares (the “Series C Conversion Price”). The Series C Conversion Price was subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series C Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series C Convertible Preferred Stock were entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series C Convertible Preferred Stock is entitled to cast, shall not be lower than $7.5375 (the “Series C Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the date of execution of the Orchid SPEA. The Series C Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions.

During the year ended April 30, 2025, Orchid converted 23.9712 shares of Series C Convertible Preferred Stock into 44,444 shares of Common Stock. From May 1, 2025 to July 22, 2025, subsequent to the Company’s fiscal year end, Orchid converted 575.7176 shares of Series C Convertible Preferred Stock into 2,117,699 shares of Common Stock.

Common Stock

ALSF Investment

On April 30, 2019, the Company and ALSF entered into a securities purchase agreement (the “SPA”) for the purchase of 7,407 shares of Common Stock for a total purchase price of $15,000,000, or $2,025.00 per share, with 3,703 warrants with a 5-year life and an exercise price of $4,050.00 per share and vesting upon issuance. The total purchase price of $15,000,000 was in the form of a non-interest bearing note receivable with a 12-month term from ALSF, a related party. The note was secured by a pledge of the purchased shares. Pursuant to the SPA, ALSF was entitled to full ratchet anti-dilution protection, most-favored nation status, denying the Company the right to enter into a variable rate transaction absent its consent, a right to participate in any future financing the Company may consummate and to have all the shares of Common Stock to which it is entitled under the SPA registered under the Securities Act within 180 days of the final closing of the IPO. In May 2021, the term of the note receivable was extended to December 31, 2023. On January 19, 2024, the Company and ALSF entered into a settlement agreement and release of claims whereby ALSF returned to the Company 7,346 shares of Common Stock and the ALSF Warrants for settlement of the outstanding balance of the note receivable in the amount of $14,876,293.

At-the-Market Offerings

September 2023 ATM

On September 8, 2023, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”), as sales agent to sell shares of its Common stock, having an aggregate offering price of up to approximately $9.8 million (the “Shares”) from time to time, through an “at the market offering” (the “ATM Offering” ) as defined in Rule 415 under the Securities Act. On September 8, 2023, the Company filed a prospectus supplement with the SEC relating to the offer and sale of the Shares in the ATM Offering.

The offer and sale of the Shares was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the year ended April 30, 2024, the Company sold an aggregate of 11,965 shares of Common Stock pursuant to the ATM Offering for proceeds of $1.3 million.

The Company terminated its ATM Offering on May 6, 2024.

October 2024 ATM

On October 3, 2024, the Company entered into a new At-the-Market Issuance Sales Agreement with Ascendiant as sales agent to sell shares of its Common Stock, having an aggregate offering price of up to approximately $6.5 million (the “New Shares”) from time to time, through an “at the market offering” (the “New ATM Offering”) as defined in Rule 415 under the Securities Act. On October 3, 2024, the Company filed a prospectus supplement with the SEC relating to the offer and sale of the New Shares in the New ATM Offering.

The offer and sale of the New Shares was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the year ended April 30, 2025, the Company sold an aggregate of 235,904 shares of Common Stock pursuant to the New ATM Offering for proceeds of $2.7 million.

On April 7, 2025, the Company terminated its New ATM Offering.

11. SUBSEQUENT EVENTS

On May 29, 2025, the Company sold 225 shares of Series C Convertible Preferred Stock for a total purchase price of $2.2 million.

On June 3, 2025, the Company sold 75 shares of Series C Convertible Preferred Stock for a total purchase price of $750,000.

On June 12, 2025, the Company sold 105 shares of Series C Convertible Preferred Stock for a total purchase price of $1.0 million.

On June 13, 2025, the Company sold 20 shares of Series C Convertible Preferred Stock for a total purchase price of $213,000.

From May 1, 2025 to July 22, 2025, subsequent to the Company’s fiscal year end, Orchid converted 575.7176 shares of Series C Convertible Preferred Stock into 2,117,699 shares of Common Stock.

On July 9, 2025, the Company filed a Certificate of Elimination to eliminate the Company’s Series A Convertible Preferred Stock. The shares that were designated as Series A Convertible Preferred Stock were returned to the status of authorized but unissued.