Form 10-Q
period 2025-07-31
Alzamend Neuro, Inc.
filed 2025-09-10
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 10, 2025 there were 3,139,861 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

	July 31, 2025	April 30, 2025
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$5,620,872	$3,948,658
Prepaid expenses and other current assets	307,958	228,719
TOTAL CURRENT ASSETS	5,928,830	4,177,377
Property and equipment, net	397,921	425,606
TOTAL ASSETS	$6,326,751	$4,602,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$983,311	$634,761
TOTAL LIABILITIES, ALL CURRENT	983,311	634,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock, $1,000 stated value per share, 6,000 designated; 1,535.24 and 2,100 issued and outstanding as of July 31, 2025 and April 30, 2025, respectively	-	-
Series C Convertible Preferred Stock, $10,000 stated value per share, 1,000 shares designated; nil and 150.7176 issued and outstanding as of July 31, 2025 and April 30, 2025, respectively	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 3,139,861 and 778,733 issued and outstanding as of July 31, 2025 and April 30, 2025, respectively	314	78
Additional paid-in capital	66,581,071	62,503,405
Accumulated deficit	(61,237,945)	(58,535,261)
TOTAL STOCKHOLDERS’ EQUITY	5,343,440	3,968,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,326,751	$4,602,983

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2025	2024
OPERATING EXPENSES
Research and development	$1,740,867	$206,571
General and administrative	959,334	755,834
Total operating expenses	2,700,201	962,405
Loss from operations	(2,700,201)	(962,405)

OTHER EXPENSE, NET
Interest expense	(2,483)	(12,006)
Total other expense, net	(2,483)	(12,006)
NET LOSS	$(2,702,684)	$(974,411)

Basic and diluted net loss per common share	$(1.28)	$(11.42)

Basic and diluted weighted average common shares outstanding	2,106,036	85,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

 Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended July 31, 2025

(Unaudited)

		Series B Convertible		Series C Convertible				Additional
		Preferred Stock		Preferred Stock		Common Stock		Paid-In		Accumulated
		Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Total
BALANCES, April 30, 2025	-	2,100	$-	150	$-	778,733	$78	$62,503,405	-	$(58,535,261)	$3,968,222

Issuance of preferred stock for cash, net of issuance costs		-	-	425	-	-	-	4,035,000		-	4,035,000

Conversion of preferred stock to common stock		(565)	-	(575)	-	2,361,128	236	(236)		-	-

Stock-based compensation to employees and consultants		-	-	-	-	-	-	42,902		-	42,902

Net loss	-	-	-	-	-	-	-	-	-	(2,702,684)	(2,702,684)

BALANCES, July 31, 2025	-	1,535	$-	-	$-	3,139,861	$314	$66,581,071	-	$(61,237,945)	$5,343,440

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Deficit

For the Three Months Ended July 31, 2024

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In		Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital		Deficit	Total
BALANCES, April 30, 2024	-	$-	2,100	$-	76,444	$8	$51,426,215	-	$(54,020,408)	$(2,594,185)

Issuance of preferred stock for cash	250	-	-	-	-	-	1,963,644		-	1,963,644

Conversion of note payable and interest to preferred stock	-	-	-	-	-	-	311,356		-	311,356

Conversion of preferred stock to common stock	(62)	-	-	-	19,259	2	(2)		-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	81,277		-	81,277

Net loss	-	-	-	-	-	-	-	-	(974,411)	(974,411)

BALANCES, July 31, 2024	188	$-	2,100	$-	95,703	$10	$53,782,490	-	$(54,994,819)	$(1,212,319)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,702,684)	$(974,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,685	12,685
Interest expense - debt discount	-	9,286
Stock-based compensation to employees and consultants	42,902	81,277
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(79,239)	(143,047)
Accounts payable and accrued liabilities	348,550	(41,532)
Net cash used in operating activities	(2,362,786)	(1,055,742)
Cash flows from investing activities:
Purchase of equipment	-	(90,000)
Net cash used in investing activities	-	(90,000)
Cash flows from financing activities:
Net proceeds from the issuance of preferred stock, net	4,035,000	1,963,644
Net cash provided by financing activities	4,035,000	1,963,644
Net increase in cash	1,672,214	817,902
Cash at beginning of period	3,948,658	376,048
Cash at end of period	$5,620,872	$1,193,950

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A convertible preferred stock	$-	$624,770
Conversion of Series B convertible preferred stock	$564,755	$-
Conversion of Series C convertible preferred stock	$5,757,176	$-
Fair value of warrants issued in connection with Series A convertible preferred stock	$-	$510,209
Conversion of note payable and accrued interest into Series B convertible preferred stock	$-	$311,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Reverse Stock Split

 On July 10, 2024, pursuant to the authorization provided by the Company’s stockholders at its annual meeting of stockholders, the Company filed an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of one-for-ten (the “First Reverse Split”). The First Reverse Split did not affect the number of authorized shares of Common Stock, preferred stock or their respective par value per share. As a result of the First Reverse Split, each ten shares of Common Stock issued and outstanding prior to the First Reverse Split were converted into one share of Common Stock. The First Reverse Split became effective in the State of Delaware on July 16, 2024. All share amounts in these condensed financial statements have been updated for all periods presented to reflect the First Reverse Split.

On May 6, 2025, pursuant to the authorization provided by the Company’s stockholders at its annual meeting of stockholders, the Company filed an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of one-for-nine (the “Second Reverse Split”). The Second Reverse Split did not affect the number of authorized shares of Common Stock, preferred stock or their respective par value per share. As a result of the Second Reverse Split, each nine shares of Common Stock issued and outstanding prior to the Second Reverse Split were converted into one share of Common Stock. The Second Reverse Split became effective in the State of Delaware on May 12, 2025. All share amounts in these condensed financial statements have been updated for all periods presented to reflect the Second Reverse Split.

2.	LIQUIDITY AND GOING CONCERN

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of July 31, 2025, the Company had cash of $5.6 million, working capital of $4.9 million, an accumulated deficit of $61.2 million and stockholders’ equity of $5.3 million. For the three months ended July 31, 2025, the Company had a net loss of $2.7 million. For the three months ended July 31, 2025, cash used in operating activities was $2.4 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

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

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025, filed with the SEC on July 22, 2025. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the condensed financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2025 has been derived from the audited balance sheet at April 30, 2025 contained in such Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of July 31, 2025 and April 30, 2025, the Company had no cash equivalents.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Three Months Ended July 31,
	2025	2024
Stock options (1)	12,854	12,998
Restricted stock units	-	18
Warrants	137,051	48,764
	149,905	61,780

(1)	The Company has excluded 1,111 stock options for the three months ended July 31, 2024, with an exercise price of $0.54, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

Preferred Stock Classification

Management analyzes the terms of its preferred stock using ASC Topic No. 480, Distinguishing Liabilities from Equity, to determine whether the Company’s preferred stock should be classified as a liability or equity, and if classified as equity, permanent or temporary. Common criteria management considers are redemption provisions, conversion options, mandatory fixed dividends, discretionary dividends based on earning, voting rights and collateral requirements.

Segment Reporting

In the fiscal year ended April 30, 2025, the Company adopted Accounting Standard Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company operates as a single operating and reportable segment, which reflects the manner in which the Chief Operating Decision Maker, the Company’s Chief Executive Officer, manages the business and allocates resources. The Company is a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s, BD, MDD and PTSD, with key operational decisions based on cash availability, development milestones, and return on investment associated with future manufacturing and commercialization opportunities.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	July 31, 2025	April 30, 2025
Prepaid clinical trial expenses	$92,370	$178,922
Prepaid insurance	202,375	42,584
Other prepaid expenses	13,213	7,213
Total prepaid expenses and other current assets	$307,958	$228,719

Prepaid clinical trial expenses at July 31, 2025, represented the unamortized portion of prepaid clinical trial expense and will be amortized as used over the next six months.

On June 14, 2025, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $220,000. Prepaid insurance at July 31, 2025 represented the unamortized portion of directors’ and officers’ insurance.

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

A summary of stock option activity for the three months ended July 31, 2025 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2025	6,889	9,406	$1,802.18	4.80	$-
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	-	-	$-	-
Balance at July 31, 2025	6,889	9,406	$1,802.18	4.55	$-
Options vested and expected to vest at July 31, 2025		9,406	$1,802.18	4.55	$-
Options exercisable at July 31, 2025		8,624	$1,820.61	4.30	$-

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $13,500 per share to $27,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of July 31, 2025, the Company’s management believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 1,481 performance-based stock option to the Chief Executive Officer at an exercise price of $1,579.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the year ended April 30, 2023, the Company believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of July 31, 2025, the Company’s management believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Stock-Based Compensation Expense

The Company’s results of operations, which included expenses relating to stock-based compensation for three months ended July 31, 2025 and 2024, were comprised as follows:

	For the Three Months Ended July 31,
	2025	2024
General and administrative	$42,902	$81,277

As of July 31, 2025, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that were expected to vest was $47,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 0.4 years.

6.	WARRANTS

There was no warrant activity for the three months ended July 31, 2025.

The following table summarizes information about Common Stock warrants outstanding and exercisable at July 31, 2025:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$8.29	111,111	4.6	$8.29	111,111	$8.29
$108.00	23,334	4.1	$108.00	23,334	$108.00
$4,050.00	2,561	1.1	$4,050.00	2,561	$4,050.00
$8,437.50	45	0.9	$8,437.50	45	$8,437.50

$8.29 - $8,437.50	137,051	4.4	$103.56	137,051	$103.56

7.	COMMITMENTS AND CONTINGENCIES

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value. The Board has designated 6,000 shares as Series B Convertible Preferred Stock and 1,000 shares as Series C Convertible Preferred Stock. The rights, preferences, privileges and restrictions on the remaining authorized 9,993,000 shares of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

On July 9, 2025, the Company filed a Certificate of Elimination to eliminate the Company’s Series A Convertible Preferred Stock. The shares that were designated as Series A Convertible Preferred Stock were returned to the status of authorized but unissued.

Series B Convertible Preferred Stock

On January 31, 2024, the Company and Ault Lending, LLC (“Ault Lending”), a related party due to common management, entered into a securities purchase agreement (the “AL SPA”) for the purchase of up to 6,000 shares of Series B Convertible Preferred Stock and warrants to purchase shares up to 66,667 shares of Common Stock. The AL SPA provided that Ault Lending could have purchased up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending had the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock after March 31, 2024, but on or before March 31, 2025 (the “Termination Date”). The final closing did not occur prior to the Termination Date and the AL SPA automatically terminated.

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

During the three months ended July 31, 2025, Ault Lending converted 564.75528 shares of Series B Convertible Preferred Stock into 243,429 shares of Common Stock.

Series C Convertible Preferred Stock

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

During the three months ended July 31, 2025, Orchid converted 575.7176 shares of Series C Convertible Preferred Stock into 2,117,699 shares of Common Stock.

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Management has determined that there are no such events that warrant disclosure or recognition in the condensed financial statements presented herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on July 22, 2025.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended July 31, 2025 and 2024:

	For the Three Months Ended July 31,
	2025	2024	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,740,867	$206,571	$1,534,296	743%
General and administrative	959,334	755,834	203,500	27%
Total operating expenses	2,700,201	962,405	1,737,796	181%
Loss from operations	(2,700,201)	(962,405)	(1,737,796)	181%

OTHER EXPENSE, NET
Interest expense	(2,483)	(12,006)	9,523	-79%
Total other expense, net	(2,483)	(12,006)	9,523	-79%

NET LOSS	$(2,702,684)	$(974,411)	$(1,728,273)	177%

Basic and diluted net loss per common share	$(1.28)	$(11.42)	$10.14	*

Basic and diluted weighted average common shares outstanding	2,106,036	85,314		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended July 31, 2025 and 2024, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended July 31, 2025 and 2024 were $1.7 million and $207,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Three Months Ended July 31,
	2025	2024	$ Change	% Change
Professional fees	$73,809	$184,164	$(110,355)	-60%
Clinical trial fees	1,661,384	-	1,661,384	*
Other research and development expenses	5,674	22,407	(16,733)	-75%
Total research and development expenses	$1,740,867	$206,571	$1,534,296	743%

*	Not meaningful

Professional Fees

During the three months ended July 31, 2025 and 2024, we incurred professional fees of $74,000 and $184,000, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees required to support the previous and upcoming clinical trial activities.

Clinical Trial Fees

During the three months ended July 31, 2025 and 2024, we incurred clinical trial fees of $1.7 million and nil, respectively. Clinical trial fees for the three months ended July 31, 2025 were for our Phase IIA brain imaging study with Massachusetts General Hospital.

Other Research and Development Expenses

During the three months ended July 31, 2025 and 2024, we incurred other fees of $6,000 and $22,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2025 and 2024 were $959,000 and $756,000, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; and board of director fees. For the three months ended July 31, 2025 and 2024, the remaining general and administrative expenses of $102,000 and $62,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Three Months Ended July 31,
	2025	2024	$ Change	% Change
Salary and benefits	$227,930	$227,795	$135	0%
Professional fees	333,391	222,427	110,964	50%
Insurance	59,708	78,395	(18,687)	-24%
Stock-based compensation expense	42,902	81,277	(38,375)	-47%
Marketing fees	150,000	40,000	110,000	275%
Board of director fees	43,750	43,750	-	0%
Other general and administrative expenses	101,653	62,190	39,463	63%
Total general and administrative expenses	$959,334	$755,834	$203,500	27%

Salaries and Benefits

During each of the three months ended July 31, 2025 and 2024, we incurred $228,000 in employee-related expenses. As of July 31, 2025, we had four full-time and three part-time employees.

Professional Fees

During the three months ended July 31, 2025 and 2024, we incurred professional fees of $333,000 and $222,000, respectively. During the three months ended July 31, 2025, we incurred $183,000 in legal fees, $78,000 in audit fees, $60,000 in investor relations fees and $12,000 in tax preparation fees. During the three months ended July 31, 2024, we incurred $85,000 in investor relations fees, $74,000 in legal fees, $56,000 in audit fees, and $7,000 in tax preparation fees. The increase in professional fees was due mainly to higher legal, audit and tax preparation fees, partially offset by lower investor relations fees. The increase in legal fees, which accounted for a significant proportion of the increase, was a result of actions from the termination of our ALZN002 clinical trial.

Insurance Expense

During the three months ended July 31, 2025 and 2024, we incurred insurance expense of $60,000 and $78,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the three months ended July 31, 2025 and 2024, we incurred general and administrative stock-based compensation expense of $43,000 and $81,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended July 31, 2025, was a result of fewer stock options vesting during the period compared to the prior year period.

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

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of July 31, 2025, we had cash of $5.6 million, working capital of $4.9 million, stockholders’ equity of $5.3 million and an accumulated deficit of $61.2 million. We have incurred recurring losses and reported losses for the three months ended July 31, 2025 totaling $2.7 million. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

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

Series C Preferred Financing

See Note 8 Equity Transactions in the notes to the financial statements for a description of our latest fundraising activities.

Cash Flows

The following table summarizes our cash flows for the three months ended July 31, 2025 and 2024:

	For the Three Months Ended July 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(2,362,786)	$(1,055,742)
Investing activities	-	(90,000)
Financing activities	4,035,000	1,963,644
Net increase in cash and cash equivalents	$1,672,214	$817,902

Operating Activities

During the three months ended July31, 2025, net cash used in operating activities was $2.4 million. This consisted primarily of a net loss of $2.7 million, partially offset by an increase in our net operating assets and liabilities of $269,000 and by non-cash charges of $71,000. The non-cash charges consisted of stock-based compensation expense and depreciation expense. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

During the three months ended July 31, 2025, there was no net cash used in investing activities.

Financing Activities

During the three months ended July 31, 2025, net cash provided by financing activities was $4.0 million from the sale of Series C Convertible Preferred Stock.

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

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 1,650 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

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

The ALZN002 License Agreement requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002. We have already paid an initial license fee of $200,000 for ALZN002. As an additional licensing fee for the license of ALZN002, the Licensor received 2,668 shares of our common stock. Minimum royalties for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2025, the end of its most recent fiscal year.

Specifically, management has identified the following material weakness:

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

Despite the existence of our control deficiency, we believe that the condensed financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control

Except as detailed above, during the quarter ended July 31, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our 2025 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our Common Stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2025 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended July 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 1, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 7, 2024).
3.6	Certificate of Amendment to the Amended and Restated Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock, filed with the Delaware Secretary of State on March 21, 2024 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 22, 2024).
3.7	Certificate of Designations of Preferences and Rights of Series C Preferred Stock, as filed with the Delaware Secretary of State on February 28, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on February 28, 2025).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
3.9	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 3, 2025).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: September 10, 2025	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: September 10, 2025	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

