Form 10-Q
period 2025-10-31
Alzamend Neuro, Inc.
filed 2025-12-09
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 9, 2025 there were 3,801,604 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

	October 31, 2025	April 30, 2025
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS

Cash	$4,449,433	$3,948,658
Prepaid expenses and other current assets	272,015	228,719
TOTAL CURRENT ASSETS	4,721,448	4,177,377
Property, plant and equipment, net	370,236	425,606
TOTAL ASSETS	$5,091,684	$4,602,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$717,488	$634,761
TOTAL LIABILITIES, ALL CURRENT	717,488	634,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock; nil designated and nil issued and outstanding as of October 31, 2025 and 6,000 shares designated, $1,000 stated value per share, and 2,100 issued and outstanding as of April 30, 2025	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 3,801,604 and 778,733 issued and outstanding as of October 31, 2025 and April 30, 2025, respectively	380	78
Additional paid-in capital	66,612,519	62,503,405
Accumulated deficit	(62,238,703)	(58,535,261)
TOTAL STOCKHOLDERS’ EQUITY	4,374,196	3,968,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,091,684	$4,602,983

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2025	2024	2025	2024
OPERATING EXPENSES
Research and development	$176,283	$311,088	$1,917,150	$517,659
General and administrative	821,826	1,046,980	1,781,160	1,802,814
Total operating expenses	998,109	1,358,068	3,698,310	2,320,473
Loss from operations	(998,109)	(1,358,068)	(3,698,310)	(2,320,473)

OTHER EXPENSE, NET
Interest expense	(2,649)	(3,495)	(5,132)	(15,501)
Total other expense, net	(2,649)	(3,495)	(5,132)	(15,501)
NET LOSS	(1,000,758)	(1,361,563)	(3,703,442)	(2,335,974)
Dividends on preferred shares	-	(53,651)	-	(53,651)
NET LOSS AVAILABLE TO COMMON SHARES	$(1,000,758)	$(1,415,214)	$(3,703,442)	$(2,389,625)

Basic and diluted net loss per common share	$(0.30)	$(3.61)	$(1.33)	$(9.98)

Basic and diluted weighted average common shares outstanding	3,380,968	392,411	2,777,867	239,417

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended October 31, 2025

(Unaudited)

		Series B Convertible					Additional
		Preferred Stock			Common Stock		Paid-In	Accumulated
		Shares	Amount		Shares	Amount	Capital	Deficit	Total
BALANCES, July 31, 2025	-	1,535	$-	-	3,139,861	$314	$66,581,071	$(61,237,945)	$5,343,440

Conversion of preferred stock to common stock		(1,535)	-		661,743	66	(66)	-	-

Stock-based compensation to employees and consultants		-	-		-	-	31,514	-	31,514

Net loss	-	-	-	-	-	-	-	(1,000,758)	(1,000,758)

BALANCES, October 31, 2025	-	-	$-	-	3,801,604	$380	$66,612,519	$(62,238,703)	$4,374,196

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended October 31, 2024

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, July 31, 2024	188	$-	2,100	$-	95,703	$10	$53,782,490	$(54,994,819)	$(1,212,319)

Issuance of common stock for cash, net of issuance costs	-	-	-	-	83,987	8	1,174,216	-	1,174,224

Issuance of common stock for restricted stock awards	-	-	-	-	9	-	-	-	-

Issuance of preferred stock for cash, net of issuance costs	550	-	-	-	-	-	5,125,000	-	5,125,000

Conversion of preferred stock to common stock	(650)	-	-	-	401,550	40	(40)	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	81,277	-	81,277

Net loss	-	-	-	-	-	-	-	(1,415,214)	(1,415,214)

BALANCES, October 31, 2024	88	$-	2,100	$-	581,249	$58	$60,162,943	$(56,410,033)	$3,752,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Six Months Ended October 31, 2025

(Unaudited)

	Series B Convertible		Series C Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, April 30, 2025	2,100	$-	150	$-	778,733	$78	$62,503,405	$(58,535,261)	$3,968,222

Issuance of preferred stock for cash, net of issuance costs	-	-	425	-	-	-	4,035,000	-	4,035,000

Conversion of preferred stock to common stock	(2,100)	-	(575)	-	3,022,871	302	(302)	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	74,416	-	74,416

Net loss	-	-	-	-	-	-	-	(3,703,442)	(3,703,442)

BALANCES, October 31, 2025	-	$-	-	$-	3,801,604	$380	$66,612,519	$(62,238,703)	$4,374,196

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Deficit

For the Six Months Ended October 31, 2024

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, April 30, 2024	-	$-	2,100	$-	76,444	$8	$51,426,215	$(54,020,408)	$(2,594,185)

Issuance of common stock for cash, net of issuance costs	-	-	-	-	83,987	8	1,174,216	-	1,174,224

Issuance of preferred stock for cash	800	-	-	-	-	-	7,088,644	-	7,088,644

Issuance of common stock for restricted stock awards	-	-	-	-	9	-	-	-	-

Conversion of note payable and interest to preferred stock	-	-	-	-	-	-	311,356	-	311,356

Conversion of preferred stock to common stock	(712)	-	-	-	420,809	42	(42)	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	162,554	-	162,554

Net loss	-	-	-	-	-	-	-	(2,389,625)	(2,389,625)

BALANCES, October 31, 2024	88	$-	2,100	$-	581,249	$58	$60,162,943	$(56,410,033)	$3,752,968

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended October 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,703,442)	$(2,389,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	55,370	25,370
Interest expense - debt discount	-	9,286
Stock-based compensation to employees and consultants	74,416	162,554
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(43,296)	(594,475)
Accounts payable and accrued liabilities	82,727	(1,668,953)
Net cash used in operating activities	(3,534,225)	(4,455,843)
Cash flows from investing activities:
Purchase of equipment	-	(90,000)
Net cash used in investing activities	-	(90,000)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	1,174,224
Net proceeds from the issuance of preferred stock	4,035,000	7,088,644
Net cash provided by financing activities	4,035,000	8,262,868
Net increase in cash	500,775	3,717,025
Cash at beginning of period	3,948,658	376,048
Cash at end of period	$4,449,433	$4,093,073

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A convertible preferred stock	$-	$7,120,133
Conversion of Series B convertible preferred stock	$2,100,000	$-
Conversion of Series C convertible preferred stock	$5,757,176	$-
Fair value of warrants issued in connection with Series A convertible preferred stock	$-	$1,635,489
Conversion of note payable and accrued interest into Series B convertible preferred stock	$-	$311,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

Organization

Alzamend Neuro, Inc. (the “Company” or “Alzamend”), is a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). With two current product candidates, Alzamend aims to bring treatments or cures to market at a reasonable cost as quickly as possible. The Company’s current pipeline consists of two novel therapeutic drug candidates: (i) a patented ionic cocrystal technology delivering a therapeutic combination of lithium, proline and salicylate, known as AL001, through two royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”); and (ii) a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s, known as ALZN002, through a royalty-bearing exclusive worldwide license from the Licensor.

The Company devotes substantially all its efforts towards research and development of its two product candidates and raising capital. The Company has not generated any product revenue to date. The Company has financed its operations to date primarily through debt financings and through the sale of its common stock, par value $0.0001 per share (“Common Stock”) and its preferred stock, par value $0.0001 per share. The Company expects to continue to incur net losses in the foreseeable future.

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

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of October 31, 2025, the Company had cash of $4.4 million, working capital of $4.0 million, an accumulated deficit of $62.2 million and stockholders’ equity of $4.4 million. For the three and six months ended October 31, 2025, the Company had net losses of $1.0 million and $3.7 million, respectively. For the six months ended October 31, 2025, cash used in operating activities was $3.5 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

Management expects to continue to incur losses for the foreseeable future and needs to raise additional capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report. These factors create substantial doubt about our ability to continue as a going concern. In order to continue as a going concern, the Company will need to raise additional funds. The Company plans to seek additional funding through public equity, private equity and debt financings. The terms of any additional financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs and planned clinical trials which could adversely affect the Company’s business operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of October 31, 2025 and April 30, 2025, the Company had no cash equivalents.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Three Months Ended October 31,
	2025	2024
Stock options (1)	12,854	12,998
Restricted stock units	-	9
Warrants	137,051	97,050
	149,905	110,057

(1)	The Company has excluded 1,111 stock options for the six months ended October 31, 2024, with an exercise price of $0.54, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

Preferred Stock Classification

Management analyzes the terms of its preferred stock using ASC Topic No. 480, Distinguishing Liabilities from Equity, to determine whether the Company’s preferred stock should be classified as a liability or equity, and if classified as equity, permanent or temporary. Common criteria management considers are redemption provisions, conversion options, mandatory fixed dividends, discretionary dividends based on earnings, voting rights and collateral requirements.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	October 31, 2025	April 30, 2025
Prepaid clinical trial expenses	$92,370	$178,922
Prepaid insurance	159,806	42,584
Other prepaid expenses	19,839	7,213
Total prepaid expenses and other current assets	$272,015	$228,719

Prepaid clinical trial expenses at October 31, 2025, represented the unamortized portion of prepaid clinical trial expense and will be amortized as used over the next six months.

On June 14, 2025, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $220,000. Prepaid insurance at October 31, 2025 represented the unamortized portion of directors’ and officers’ insurance.

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

A summary of stock option activity for the six months ended October 31, 2025 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2025	6,889	9,406	$1,802.18	4.80	$-
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	-	-	$-	-
Balance at October 31, 2025	6,889	9,406	$1,802.18	4.30	$-
Options vested and expected to vest at October 31, 2025		9,406	$1,802.18	4.30	$-
Options exercisable at October 31, 2025		8,642	$1,820.61	4.05	$-

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $13,500 per share to $27,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of October 31, 2025, the Company’s management believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 1,481 performance-based stock options to the Chief Executive Officer at an exercise price of $1,579.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the year ended April 30, 2023, the Company management believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of October 31, 2025, the Company’s management believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Stock-Based Compensation Expense

The Company’s results of operations, which included expenses relating to stock-based compensation for three and six months ended October 31, 2025 and 2024, were comprised as follows:

	For the Three Months Ended October 31,		For the Six Months Ended October 31,
	2025	2024	2025	2024
General and administrative	$31,514	$81,277	$74,416	$162,554

As of October 31, 2025, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that were expected to vest was $16,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 0.1 years.

6.	WARRANTS

Warrant activity for the six months ended October 31, 2025 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2025	137,051	$103.56
Cancelled/Expired	(80)	$4,050.00
Outstanding at October 31, 2025	136,971	$101.26

The following table summarizes information about Common Stock warrants outstanding and exercisable at October 31, 2025:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$8.29	111,111	4.3	$8.29	111,111	$8.29
$108.00	23,334	3.8	$108.00	23,334	$108.00
$4,050.00	2,481	0.9	$4,050.00	2,481	$4,050.00
$8,437.50	45	0.6	$8,437.50	45	$8,437.50

$8.29 - $8,437.50	136,971	4.2	$103.56	136,971	$103.56

7.	COMMITMENTS AND CONTINGENCIES

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value. As of October 31, 2025, the rights, preferences, privileges and restrictions of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

On July 9, 2025, the Company filed a Certificate of Elimination to eliminate the Company’s Series A Convertible Preferred Stock. The shares that were designated as Series A Convertible Preferred Stock were returned to the status of authorized but unissued.

On October 14, 2025, the Company filed a Certificate of Elimination to eliminate the Company’s Series B Convertible Preferred Stock. The shares that were designated as Series B Convertible Preferred Stock were returned to the status of authorized but unissued.

On October 14, 2025, the Company filed a Certificate of Elimination to eliminate the Company’s Series C Convertible Preferred Stock. The shares that were designated as Series C Convertible Preferred Stock were returned to the status of authorized but unissued.

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

During the six months ended October 31, 2025, Ault Lending converted 2,100 shares of Series B Convertible Preferred Stock into 905,172 shares of Common Stock.

Series C Convertible Preferred Stock

On February 28, 2025, the Company and Orchid Finance, LLC (“Orchid”) entered into the Securities Purchase and Exchange Agreement (the “Orchid SPEA”) for the purchase of up to 500 shares of Series C Convertible Preferred Stock in several tranche closings and warrants to purchase shares up to 111,111 shares of Common Stock with an exercise price of $8.29 (the “Series C Exercise Price”) and are exercisable upon issuance and have a five-year term, expiring on the fifth anniversary of issuance. The Series C Exercise Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series C Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. In addition, 97.7511 shares of Series A Convertible Preferred Stock were exchanged for 97.7511 shares of Series C Convertible Preferred Stock. The fair market value of the warrants on the date of issuance was $577,073.

Between April 28, 2025, and June 13, 2025, the Company sold 500 shares of Series C Convertible Preferred Stock for a total purchase price of $5.0 million. Effective June 13, 2025, the Orchid SPEA was terminated as all the shares of Series C Convertible Preferred Stock were sold.

The registration statement registering for resale the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and exercise of the warrants was declared effective on April 8, 2025. In addition, the Company agreed to use its best efforts to hold a meeting of its stockholders within 90 days of the execution date of the Orchid SPEA for purposes of seeking stockholder approval of the issuance of all the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and the exercise of the warrants in excess of the “Nasdaq Limit,” which is 19.99% of the shares of Common Stock issued and outstanding on the execution date of the Orchid SPEA. The Company held its annual meeting of stockholders on April 25, 2025, at which time, the stockholders approved the issuance of all the shares of Common Stock issuable upon conversion of the Series C Convertible Preferred Stock and the exercise of the warrants in excess of the Nasdaq Limit.

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

During the six months ended October 31, 2025, Orchid converted 575.7176 shares of Series C Convertible Preferred Stock into 2,117,699 shares of Common Stock.

9.	SUBSEQUENT EVENTS

2025 Stock Incentive Plan and Option Grants

On November 13, 2025, the Company’s Board of Directors approved and adopted the Company’s 2025 Stock Incentive Plan (“2025 Plan”). The 2025 Plan provides for the issuance of a maximum of 1.6 million shares of Common Stock to be offered to eligible individuals of (1) stock options (incentive and non-statutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, and (5) other stock-based compensation. The 2025 Plan is subject to stockholders’ approval and will be submitted to stockholders at a meeting of stockholders for their approval and adoption.

On November 13, 2025, the Board also approved grants of 1.59 million options to purchase shares of Common Stock at an exercise price of $2.32, which includes grants of 1.21 million options to directors and executive officers, subject to the approval of the 2025 Plan by stockholders. Vesting for all 1.59 million grants is 50% upon stockholder approval and 50% in equal monthly installments thereafter over the next 24 months.

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

We announced that we successfully identified a maximum tolerated dose (“MTD”) for development of AL001 from a multiple-ascending dose study as assessed by an independent safety review committee. This dose, providing lithium at a lithium carbonate equivalent dose of 240 mg 3-times daily (“TID”), is designed to be unlikely to require lithium therapeutic drug monitoring (“TDM”). Also, this MTD is risk-mitigated for the purpose of treating fragile populations, such as Alzheimer’s patients.

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

Based on the results from our Phase IIA MAD study, we plan to initiate five clinical trials to determine relative increased lithium levels in the brain compared to a marketed lithium salt for healthy subject and patients diagnosed with mild to moderate Alzheimer’s, BD, MDD and PTSD, based on published mouse studies that predict that lithium can be given at lower doses for equivalent therapeutic benefit when treating with AL001. For example, the goal is to replace the amount of lithium needed for maintenance treatment of BD with a clinically relevant, lower AL001 lithium carbonate equivalent lithium dose. Such lithium dose mitigation could redefine the landscape of neuropsychiatric, neurodegenerative, and neurological treatment practices. In August 2024, we announced that we had partnered with Massachusetts General Hospital to serve as the contract research organization (“CRO”) for these clinical trials.

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

The dosing level identified as optimal in this robust nonclinical study will serve as the foundation for advancing the evaluation of AL001 in the comprehensive ‘Lithium in Brain’ Phase II clinical trials. These trials, conducted in collaboration with Massachusetts General Hospital, will encompass a diverse cohort of both healthy subjects and patients diagnosed with mild to moderate Alzheimer’s disease, BD, MDD and PTSD. In May 2025, we began the trial and dosed the first healthy subject. In November 2025, we announced that we completed the clinical portion of the Phase II study in healthy human subjects and expect to report topline data in the first quarter of 2026.

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

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. On February 13, 2024, we received notice from the company we engaged as CRO, Biorasi, LLC (“Biorasi”) that Biorasi was terminating our contract with them. We are currently pursuing the engagement of a replacement CRO.

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

Results of Operations

Results of Operations for the Three Months Ended October 31, 2025 and 2024

The following table summarizes the results of our operations for the three months ended October 31, 2025 and 2024:

	For the Three Months Ended October 31,
	2025	2024	$ Change	% Change
OPERATING EXPENSES
Research and development	$176,283	$311,088	$(134,805)	-43%
General and administrative	821,826	1,046,980	(225,154)	-22%
Total operating expenses	998,109	1,358,068	(359,959)	-27%
Loss from operations	(998,109)	(1,358,068)	359,959	-27%

OTHER INCOME (EXPENSE), NET
Interest expense	(2,649)	(3,495)	846	-24%
Total other expense, net	(2,649)	(3,495)	846	-24%

NET LOSS	(1,000,758)	(1,361,563)	360,805	-26%
Dividends on preferred shares	-	(53,651)	53,651	*
NET LOSS AVAILABLE TO COMMON SHARES	(1,000,758)	(1,415,214)	414,456	29%

Basic and diluted net loss per common share	$(0.30)	$(3.61)	$3.31	*

Basic and diluted weighted average common shares outstanding	3,380,968	392,411		*
*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended October 31, 2025 and 2024, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended October 31, 2025 and 2024 were $176,000 and $311,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Three Months Ended October 31,
	2025	2024	$ Change	% Change
Professional fees	$131,041	$181,233	$(50,192)	-28%
Clinical trial fees	39,342	124,123	(84,781)	-68%
Other research and development expenses	5,900	5,732	168	3%
Total research and development expenses	$176,283	$311,088	$(134,805)	-43%
*	Not meaningful

Professional Fees

During the three months ended October 31, 2025 and 2024, we incurred professional fees of $131,000 and $181,000, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees required to support the previous and upcoming clinical trial activities.

Clinical Trial Fees

During the three months ended October 31, 2025 and 2024, we incurred clinical trial fees of $39,000 and $124,000, respectively. The decrease in clinical trial fees relates to the timing of our Phase IIA brain imaging study with Massachusetts General Hospital.

Other Research and Development Expenses

During the three months ended October 31, 2025 and 2024, we incurred other fees of $6,000, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended October 31, 2025 and 2024 were $822,000 and $1.0 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; and board of director fees. For the three months ended October 31, 2025 and 2024, the remaining general and administrative expenses of $85,000 and $83,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Three Months Ended October 31,
	2025	2024	$ Change	% Change
Salary and benefits	$223,782	$325,764	$(101,982)	-31%
Professional fees	379,035	148,669	230,366	155%
Insurance	58,737	60,239	(1,502)	-2%
Stock-based compensation expense	31,514	81,277	(49,763)	-61%
Marketing fees	-	304,000	(304,000)	-100%
Board of director fees	43,750	43,750	-	0%
Other general and administrative expenses	85,008	83,281	1,727	2%
Total general and administrative expenses	$821,826	$1,046,980	$(225,154)	-22%

Salaries and Benefits

During the three months ended October 31, 2025 and 2024, we incurred salaries and benefits of $224,000 and $326,000, respectively. The decrease in salaries and benefits was due mainly to lower bonuses. As of October 31, 2025, we had four full-time and three part-time employees.

Professional Fees

During the three months ended October 31, 2025 and 2024, we incurred professional fees of $379,000 and $149,000, respectively. During the three months ended October 31, 2025, we incurred $340,000 in legal fees, $24,000 in audit fees, $20,000 in tax preparation fees and $5,000 in consulting fees, offset by $10,000 in investor relation fees due to a refund. During the three months ended October 31, 2024, we incurred $96,000 in audit fees, $35,000 in legal fees, $14,000 in tax preparation fees and $2,000 in consulting fees. The increase in professional fees was due mainly to higher legal and tax preparation fees, partially offset by lower audit and investor relations fees. The increase in legal fees, which accounted for a significant proportion of the increase, was a result of actions by the CRO from the termination of our ALZN002 clinical trial.

Insurance Expense

During the three months ended October 31, 2025 and 2024, we incurred insurance expense of $59,000 and $60,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the three months ended October 31, 2025 and 2024, we incurred general and administrative stock-based compensation expense of $32,000 and $81,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended October 31, 2025, was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the three months ended October 31, 2024, we incurred marketing fees of $304,000, related to the marketing and branding of our company. We did not incur any marketing fees for the three months ended October 31, 2025.

Results of Operations for the Six Months Ended October 31, 2025 and 2024

The following table summarizes the results of our operations for the six months ended October 31, 2025 and 2024:

	For the Six Months Ended October 31,
	2025	2024	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,917,150	$517,659	$1,399,491	270%
General and administrative	1,781,160	1,802,814	(21,654)	-1%
Total operating expenses	3,698,310	2,320,473	1,377,837	59%
Loss from operations	(3,698,310)	(2,320,473)	(1,377,837)	59%

OTHER EXPENSE, NET
Interest expense	(5,132)	(15,501)	10,369	-67%
Total other expense, net	(5,132)	(15,501)	10,369	-67%

NET LOSS	(3,703,442)	(2,335,974)	(1,367,468)	59%
Dividends on preferred shares	-	(53,651)	53,651	*
NET LOSS AVAILABLE TO COMMON SHARES	(3,703,442)	(2,389,625)	(1,313,817)	55%

Basic and diluted net loss per common share	$(1.33)	$(9.98)	$8.65	*

Basic and diluted weighted average common shares outstanding	2,777,867	239,417		*
*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the six months ended October 31, 2025 and 2024, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the six months ended October 31, 2025 and 2024 were $1.9 million and $518,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Six Months Ended October 31,
	2025	2024	$ Change	% Change
Professional fees	$204,850	$365,398	$(160,548)	-44%
Clinical trials	1,700,726	124,123	1,576,603	1,270%
Other research and development expenses	11,574	28,138	(16,564)	-59%
Total research and development expenses	$1,917,150	$517,659	$1,399,491	270%

Professional Fees

During the six months ended October 31, 2025 and 2024, we incurred professional fees of $205,000 and $365,000, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees required to support the previous and upcoming clinical trial activities.

Clinical Trial Fees

During the six months ended October 31, 2025 and 2024, we incurred clinical trial fees of $1.7 million and $124,000, respectively. The increase in clinical trial fees relates to the timing of our Phase IIA brain imaging study with Massachusetts General Hospital.

Other Research and Development Expenses

During the six months ended October 31, 2025 and 2024, we incurred other fees of $12,000 and $28,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the six months ended October 31, 2025 and 2024 were $1.8 million. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; and board of director fees. For the six months ended October 31, 2025 and 2024, the remaining general and administrative expenses of $187,000 and $145,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Six Months Ended October 31,
	2025	2024	$ Change	% Change
Salaries and benefits	$451,712	$553,559	$(101,847)	-18%
Professional fees	712,426	371,096	341,330	92%
Insurance	118,445	138,634	(20,189)	-15%
Stock-based compensation expense	74,416	162,554	(88,138)	-54%
Marketing fees	150,000	344,000	(194,000)	-56%
Board of director fees	87,500	87,500	-	0%
Other general and administrative expenses	186,661	145,471	41,190	28%
Total general and administrative expenses	$1,781,160	$1,802,814	$(21,654)	-1%

Salaries and Benefits

During the six months ended October 31, 2025 and 2024, we incurred salaries and benefits of $452,000 and $554,000, respectively. The decrease in salaries and benefits was due mainly to lower bonuses. As of October 31, 2025, we had four full-time and three part-time employees.

Professional Fees

During the six months ended October 31, 2025 and 2024, we incurred professional fees of $712,000 and $371,000, respectively. During the six months ended October 31, 2025, we incurred $522,000 in legal fees, $102,000 in audit fees, $50,000 in investor relation fees, $32,000 in tax preparation fees and $6,000 in consulting fees. During the six months ended October 31, 2024, we incurred $151,000 in audit fees, $110,000 in legal fees, $86,000 in investor relation fees, $22,000 in tax preparation fees and $2,000 in consulting fees. The increase in professional fees was due mainly to higher legal and tax preparation fees, partially offset by lower audit and investor relations fees. The increase in legal fees, which accounted for a significant proportion of the increase, was a result of actions by the CRO from the termination of our ALZN002 clinical trial.

Insurance Expense

During the six months ended October 31, 2025 and 2024, we incurred insurance expense of $118,000 and $139,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the six months ended October 31, 2025 and 2024, we incurred general and administrative stock-based compensation expense of $74,000 and $163,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the six months ended October 31, 2025, was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the six months ended October 31, 2025 and 2024, we incurred marketing fees of $150,000 and $344,000, respectively, related to the marketing and branding of our company.

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

Our inability to continue as a going concern could have a negative impact on our company, particularly if we are unable to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of October 31, 2025, we had cash of $4.4 million, working capital of $4.0 million, stockholders’ equity of $4.4 million and an accumulated deficit of $62.2 million. We have incurred recurring losses and reported losses for the three and six months ended October 31, 2025 totaling $1.0 million and $3.7 million, respectively. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

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

Cash Flows

The following table summarizes our cash flows for the six months ended October 31, 2025 and 2024:

	For the Six Months Ended October 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$(3,534,225)	$(4,455,843)
Investing activities	-	(90,000)
Financing activities	4,035,000	8,262,868
Net increase in cash and cash equivalents	$500,775	$3,717,025

Operating Activities

During the six months ended October 31, 2025, net cash used in operating activities was $3.5 million. This consisted primarily of a net loss of $3.7 million, partially offset by an increase in our net operating assets and liabilities of $39,000 and by non-cash charges of $130,000. The non-cash charges consisted of stock-based compensation expense and depreciation expense. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

During the six months ended October 31, 2025, there was no net cash used in investing activities.

Financing Activities

During the six months ended October 31, 2025, net cash provided by financing activities was $4.0 million from the sale of Series C Convertible Preferred Stock.

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

Changes in Internal Control

During the quarter ended October 31, 2025, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended October 31, 2025 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

ALZAMEND NEURO, INC.

Date: December 9, 2025	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: December 9, 2025	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

