Form 10-Q
period 2026-01-31
Alzamend Neuro, Inc.
filed 2026-03-11
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 11, 2026, there were 3,804,741 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

	January 31, 2026	April 30, 2025
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$2,713,139	$3,948,658
Prepaid expenses and other current assets	986,143	228,719
TOTAL CURRENT ASSETS	3,699,282	4,177,377
Property and equipment, net	342,551	425,606
TOTAL ASSETS	$4,041,833	$4,602,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,857,328	$634,761
TOTAL LIABILITIES, ALL CURRENT	1,857,328	634,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock, $1,000 stated value per share, nil and 6,000 shares designated; nil and 2,100 issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 3,804,741 and 778,733 issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	380	78
Additional paid-in capital	66,621,819	62,503,405
Accumulated deficit	(64,437,694)	(58,535,261)
TOTAL STOCKHOLDERS’ EQUITY	2,184,505	3,968,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,041,833	$4,602,983

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2026	2025	2026	2025
OPERATING EXPENSES
Research and development	$1,278,629	$447,111	$3,195,779	$964,771
General and administrative	919,025	590,304	2,700,185	2,393,117
Total operating expenses	2,197,654	1,037,415	5,895,964	3,357,888
Loss from operations	(2,197,654)	(1,037,415)	(5,895,964)	(3,357,888)

OTHER EXPENSE, NET
Interest expense	(1,337)	(2,019)	(6,469)	(17,520)
Total other expense, net	(1,337)	(2,019)	(6,469)	(17,520)
NET LOSS	(2,198,991)	(1,039,434)	(5,902,433)	(3,375,408)

Dividends on preferred shares	-	(33,728)	-	(87,379)
NET LOSS AVAILABLE TO COMMON SHARES	$(2,198,991)	$(1,073,162)	$(5,902,433)	$(3,462,787)

Basic and diluted net loss per common share	$(0.58)	$(1.75)	$(1.89)	$(9.54)

Basic and diluted weighted average common shares outstanding	3,804,741	611,978	3,122,090	362,863

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended January 31, 2026

(Unaudited)

						Additional
		Common Stock				Paid-In	Accumulated
		Shares			Amount	Capital	Deficit	Total
BALANCES, October 31, 2025	-	-	3,804,741	-	$380	$66,612,519	$(62,238,703)	$4,374,196

Stock-based compensation to employees and consultants			-		-	9,300	-	9,300

Net loss	-	-	-	-	-	-	(2,198,991)	(2,198,991)

BALANCES, January 31, 2026	-	-	3,804,741	-	$380	$66,621,819	$(64,437,694)	$2,184,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended January 31, 2025

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, October 31, 2024	88	$-	2,100	$-	581,249	$58	$60,109,292	$(56,356,382)	$3,752,968

Issuance of common stock for cash, net of issuance costs	-	-	-	-	62,842	6	688,694	-	688,700

Stock-based compensation to employees and consultants	-	-	-	-	-	-	81,277	-	81,277

Preferred Series A dividend	-	-	-	-	-	-	(33,728)	-	(33,728)

Net loss	-	-	-	-	-	-	-	(1,039,434)	(1,039,434)

BALANCES, January 31, 2025	88	$-	2,100	$-	644,091	$64	$60,845,535	$(57,395,816)	$3,449,783

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Nine Months Ended January 31, 2026

(Unaudited)

	Series B Convertible		Series C Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, April 30, 2025	2,100	$-	151	$-	778,733	$78	$62,503,405	$(58,535,261)	$3,968,222

Issuance of preferred stock for cash, net of issuance costs	-	-	425	-	-	-	4,035,000	-	4,035,000

Conversion of preferred stock to common stock	(2,100)	-	(576)	-	3,026,008	302	(302)	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	83,716	-	83,716

Net loss	-	-	-	-	-	-	-	(5,902,433)	(5,902,433)

BALANCES, January 31, 2026	-	$-	-	$-	3,804,741	$380	$66,621,819	$(64,437,694)	$2,184,505

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Deficit

For the Nine Months Ended January 31, 2025

(Unaudited)

	Series A Convertible		Series B Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, April 30, 2024	-	$-	2,100	$-	76,444	$8	$51,426,215	$(54,020,408)	$(2,594,185)

Issuance of common stock for cash, net of issuance costs	-	-	-	-	146,829	14	1,862,910	-	1,862,924

Issuance of common stock for restricted stock awards	-	-	-	-	9	-	-	-	-

Issuance of preferred stock for cash	800	-	-	-	-	-	7,088,644	-	7,088,644

Conversion of note payable and interest to preferred stock	-	-	-	-	-	-	311,356	-	311,356

Conversion of preferred stock to common stock	(712)	-	-	-	420,809	42	(42)	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	243,831	-	243,831

Preferred Series A dividend	-	-	-	-	-	-	(87,379)	-	(87,379)

Net loss	-	-	-	-	-	-	-	(3,375,408)	(3,375,408)

BALANCES, January 31, 2025	88	$-	2,100	$-	644,091	$64	$60,845,535	$(57,395,816)	$3,449,783

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended January 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,902,433)	$(3,375,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	83,055	38,055
Interest expense - debt discount	-	9,286
Stock-based compensation to employees and consultants	83,716	243,831
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(757,424)	(510,014)
Accounts payable and accrued liabilities	1,222,567	(2,285,231)
Net cash used in operating activities	(5,270,519)	(5,879,481)
Cash flows from investing activities:
Purchase of equipment	-	(90,000)
Net cash used in investing activities	-	(90,000)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	-	1,862,924
Net proceeds from the issuance of preferred stock	4,035,000	7,088,644
Net cash provided by financing activities	4,035,000	8,951,568
Net (decrease) increase in cash	(1,235,519)	2,982,087
Cash at beginning of period	3,948,658	376,048
Cash at end of period	$2,713,139	$3,358,135

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A convertible preferred stock	$-	$7,120,133
Conversion of Series B convertible preferred stock	$2,100,000	$-
Conversion of Series C convertible preferred stock	$5,757,176	$-
Fair value of warrants issued in connection with Series A convertible preferred stock	$-	$1,635,489
Series A convertible preferred stock dividends	$-	$87,379
Conversion of note payable and accrued interest into Series B convertible preferred stock	$-	$311,356

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

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

The Company devotes substantially all its efforts towards research and development of its two product candidates and raising capital. The Company has not generated any product revenue to date. The Company has financed its operations to date primarily through debt financings and through the sale of its common stock, par value $0.0001 per share (“Common Stock”) and its preferred stock, par value $0.0001 per share. The Company expects to continue to incur net losses for the foreseeable future.

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

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of January 31, 2026, the Company had cash of $2.7 million, working capital of $1.8 million, an accumulated deficit of $64.4 million and stockholders’ equity of $2.2 million. For the three and nine months ended January 31, 2026, the Company had net losses of $2.2 million and $5.9 million, respectively. For the nine months ended January 31, 2026, cash used in operating activities was $5.3 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of January 31, 2026 and April 30, 2025, the Company had no cash equivalents.

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

The Black-Scholes option pricing model utilizes inputs which are highly subjective assumptions and generally require significant judgment. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and the Company uses significantly different assumptions or estimates, the Company’s stock-based compensation could be materially impacted.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Three and Nine Months Ended January 31,
	2026	2025
Stock options (1)	12,854	12,998
Restricted stock units	-	9
Warrants	136,960	97,050
	149,814	110,057

(1)	The Company has excluded 1,111 stock options for the nine months ended January 31, 2025, with an exercise price of $0.54, from its anti-dilutive securities as these shares have been included in our determination of basic loss per share as they represent shares issuable for little or no cash consideration upon the satisfaction of certain conditions pursuant to FASB ASC 260-10-45-14.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	January 31, 2026	April 30, 2025
Prepaid clinical trial expenses	$871,698	$178,922
Prepaid insurance	100,889	42,584
Other prepaid expenses	13,556	7,213
Total prepaid expenses and other current assets	$986,143	$228,719

Prepaid clinical trial expenses at January 31, 2026, represented the unamortized portion of prepaid clinical trial expense and will be amortized as used, which the Company’s management estimates to be over the next three to six months.

On June 14, 2025, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $220,000. Prepaid insurance at January 31, 2026 represented the unamortized portion of directors’ and officers’ insurance.

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

2025 Stock Incentive Plan and Option Grants

On November 13, 2025, the Company’s Board of Directors approved and adopted the Company’s 2025 Stock Incentive Plan (“2025 Plan”). The 2025 Plan provides for the issuance of a maximum of 1.6 million shares of Common Stock to be offered to eligible individuals of (1) stock options (incentive and non-statutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, and (5) other stock-based compensation. The 2025 Plan is subject to stockholders’ approval and will be submitted to stockholders at a meeting of stockholders on April 17, 2026 for their approval and adoption.

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

A summary of stock option activity for the nine months ended January 31, 2026 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2025	6,889	9,406	$1,802.18	4.80	$-
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	-	-	$-	-
Balance at January 31, 2026	6,889	9,406	$1,802.18	4.05	$-
Options vested and expected to vest at January 31, 2026		9,406	$1,802.18	4.05	$-
Options exercisable at January 31, 2026		8,655	$1,820.78	3.81	$-

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $13,500 per share to $27,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of January 31, 2026, the Company’s management believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 1,481 performance-based stock options to the Chief Executive Officer at an exercise price of $1,579.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the year ended April 30, 2023, the Company management believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of January 31, 2026, the Company’s management believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Stock-Based Compensation Expense

The Company’s results of operations, which included expenses relating to stock-based compensation for three and nine months ended January 31, 2026 and 2025, were comprised as follows:

	For the Three Months Ended January 31,		For the Nine Months Ended January 31,
	2026	2025	2026	2025
General and administrative	$9,300	$81,277	$83,716	$243,831

As of January 31, 2026, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that were expected to vest was $6,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 0.1 years.

6.	WARRANTS

Warrant activity for the nine months ended January 31, 2026 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2025	137,051	$103.56
Cancelled/Expired	(91)	$4,050.00
Outstanding at January 31, 2026	136,960	$100.94

The following table summarizes information about Common Stock warrants outstanding and exercisable at January 31, 2026:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$8.29	111,111	4.1	$8.29	111,111	$8.29
$108.00	23,334	3.6	$108.00	23,334	$108.00
$4,050.00	2,470	0.6	$4,050.00	2,470	$4,050.00
$8,437.50	45	0.64	$8,437.50	45	$8,437.50

$8.29 - $8,437.50	136,960	3.9	$100.94	136,960	$100.94

7.	COMMITMENTS AND CONTINGENCIES

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value. As of January 31, 2026, the rights, preferences, privileges and restrictions of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

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

Series B Convertible Preferred Stock

On January 31, 2024, the Company and Ault Lending, LLC (“Ault Lending”), a related party due to common management, entered into a securities purchase agreement (the “AL SPA”) for the purchase of up to 6,000 shares of Series B Convertible Preferred Stock and warrants to purchase shares up to 66,667 shares of Common Stock. The AL SPA provided Ault Lending the right to purchase up to $6 million of Series B Convertible Preferred Stock in one or more closings. Ault Lending had the right to purchase up to $2 million of Series B Convertible Preferred Stock, on or before March 31, 2024, and the right to purchase up to $4 million of Series B Convertible Preferred Stock between March 31, 2024 and March 31, 2025 (the “Termination Date”). The final closing did not occur prior to the Termination Date and the AL SPA automatically terminated.

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

During the nine months ended January 31, 2026, Ault Lending converted 2,100 shares of Series B Convertible Preferred Stock into 905,172 shares of Common Stock.

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

During the nine months ended January 31, 2026, Orchid converted 575.7176 shares of Series C Convertible Preferred Stock into 2,120,836 shares of Common Stock.

9.	SUBSEQUENT EVENTS

On March 6, 2026, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC (the “ATM Offering”), as sales agent to sell shares of its Common Stock, having an aggregate offering price of up to $3.0 million from time to time, through the ATM Offering. The Company filed a prospectus supplement with the SEC relating to the offer and sale of up to $3.0 million in shares of Common Stock in the ATM Offering. The offer and sale of the shares will be made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

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

Lithium is a commonly prescribed drug for manic episodes in BD type 1 as well as maintenance therapy of BD in patients with a history of manic episodes. Lithium is also prescribed off label for MDD, BD and treatment of PTSD, among other disorders. Lithium was the first mood stabilizer approved by the U.S. Food and Drug Administration (“FDA”) and is still a first-line treatment option (considered the “gold standard”) but is underutilized perhaps because of the need for TDM. Lithium was the first drug that required TDM by regulatory authorities in product labelling because the effective and safe range of therapeutic drug blood concentrations is narrow and well defined for treatment of BD when using lithium salts. Excursions above this range can be toxic, and below can impair effectiveness. Existing lithium drugs suffer from chronic toxicity, poor physicochemical properties, and poor brain bioavailability. Alzamend’s novel AL001 formulation, a lithium-salicylate/L-proline engineered ionic cocrystal, is designed to overcome the toxicities associated with conventional lithium salts, promising a next-generation lithium treatment with an enhanced safety profile and advantageous distribution to brain and brain structures.

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

Based on the study, neither treatments had a negative impact on the mice's body weight or clinical signs during the treatment period. AL001 showed lower plasma lithium levels than lithium carbonate, reducing the risk of adverse systemic effects, suggesting an expansion for safety of lithium’s therapeutic index. Further, AL001 showed consistently higher lithium concentrations in brain tissues, particularly at lower doses, compared to lithium carbonate. Finally, the study found that different brain regions absorb and retain lithium differently. This means treatments can potentially be tailored to target specific brain areas, allowing for more precise treatment of various brain-related conditions when applied in human studies.

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

On September 28, 2022, we submitted an IND application to the FDA for ALZN002 and received a “study may proceed” letter on October 31, 2022. The product candidate is an immunotherapy vaccine designed to treat mild to moderate dementia of the Alzheimer’s type. ALZN002 is a proprietary “active” immunotherapy product, which means it is produced by each patient’s immune system. It consists of autologous dendritic cells (“DCs”) that are activated white blood cells taken from each individual patient so that they can be engineered outside of the body to attack Alzheimer’s-related amyloid-beta proteins. These DCs are pulsed with a novel amyloid-beta peptide, E22W, designed to bolster the ability of the patient’s immune system to combat Alzheimer’s, with the goal being to foster tolerance to treatment for safety purposes while stimulating the immune system to reduce the brain’s beta-amyloid protein burden, resulting in reduced Alzheimer’s signs and symptoms. Compared to passive immunization treatment approaches that use foreign blood products (such as monoclonal antibodies), active immunization with ALZN002 is anticipated to offer a more robust and long-lasting effect on the clearance of amyloid. This could provide a safer approach due to its reliance on autologous immune components, using each individual patient’s own white blood cells rather than foreign cells and/or blood products.

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

Results of Operations

Results of Operations for the Three Months Ended January 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended January 31, 2026 and 2025:

	For the Three Months Ended January 31,
	2026	2025	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,278,629	$447,111	$831,518	189%
General and administrative	919,025	590,304	328,721	56%
Total operating expenses	2,197,654	1,037,415	1,160,239	112%
Loss from operations	(2,197,654)	(1,037,415)	(1,160,239)	112%

OTHER INCOME (EXPENSE), NET
Interest expense	(1,337)	(2,019)	682	-34%
Total other expense, net	(1,337)	(2,019)	682	-34%

NET LOSS	(2,198,991)	(1,039,434)	(1,159,557)	112%
Dividends on preferred shares	-	(33,728)	33,728	*
NET LOSS AVAILABLE TO COMMON SHARES	(2,198,991)	(1,073,162)	(1,125,829)	105%

Basic and diluted net loss per common share	$(0.58)	$(1.75)	$1.18	*

Basic and diluted weighted average common shares outstanding	3,804,741	611,978		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended January 31, 2026 and 2025, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended January 31, 2026 and 2025 were $1.3 million and $447,000, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Three Months Ended January 31,
	2026	2025	$ Change	% Change
Professional fees	$255,057	$134,904	$120,153	89%
Clinical trial fees	1,016,465	298,005	718,460	241%
Other research and development expenses	7,107	14,202	(7,095)	-50%
Total research and development expenses	$1,278,629	$447,111	$831,518	186%
*	Not meaningful

Professional Fees

During the three months ended January 31, 2026 and 2025, we incurred professional fees of $255,000 and $135,000, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to higher professional fees required to support the upcoming clinical trial activities.

Clinical Trial Fees

During the three months ended January 31, 2026 and 2025, we incurred clinical trial fees of $1.0 million and $298,000, respectively. The increase in clinical trial fees relates to the AL001 Phase IIB clinical study on healthy human subjects conducted with Massachusetts General Hospital, which was completed in November 2025.

Other Research and Development Expenses

During the three months ended January 31, 2026 and 2025, we incurred other fees of $7,000 and $14,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended January 31, 2026 and 2025 were $919,000 and $590,000, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; and board of director fees. For the three months ended January 31, 2026 and 2025, the remaining general and administrative expenses of $111,000 and $116,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Three Months Ended January 31,
	2026	2025	$ Change	% Change
Salary and benefits	$309,726	$226,792	$82,934	37%
Professional fees	336,676	61,966	274,710	443%
Insurance	58,917	60,374	(1,457)	-2%
Stock-based compensation expense	9,300	81,277	(71,977)	-89%
Marketing fees	50,000	-	50,000	*
Board of director fees	43,750	43,750	-	0%
Other general and administrative expenses	110,656	116,145	(5,489)	-5%
Total general and administrative expenses	$919,025	$590,304	$328,721	56%
*	Not meaningful

Salaries and Benefits

During the three months ended January 31, 2026 and 2025, we incurred salaries and benefits of $310,000 and $227,000, respectively. The increase in salaries and benefits was due mainly to higher bonuses paid. As of January 31, 2026, we had four full-time and two part-time employees.

Professional Fees

During the three months ended January 31, 2026 and 2025, we incurred professional fees of $337,000 and $62,000, respectively. During the three months ended January 31, 2026, we incurred $295,000 in legal fees, $24,000 in audit fees, $16,000 in investor relation fees and $1,000 in consulting fees. During the three months ended January 31, 2025, we incurred $35,000 in legal fees, $22,000 in audit fees and $5,000 in investor relations fees. The increase in professional fees was due mainly to higher legal fees, which was a result of litigation against the CRO from the termination of our ALZN002 clinical trial.

Insurance Expense

During the three months ended January 31, 2026 and 2025, we incurred insurance expense of $59,000 and $60,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the three months ended January 31, 2026 and 2025, we incurred general and administrative stock-based compensation expense of $9,000 and $81,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the three months ended January 31, 2026, was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the three months ended January 31, 2026, we incurred marketing fees of $50,000, related to the marketing and branding of our company. We did not incur any marketing fees for the three months ended January 31, 2025.

Results of Operations for the Nine Months Ended January 31, 2026 and 2025

The following table summarizes the results of our operations for the nine months ended January 31, 2026 and 2025:

	For the Nine Months Ended January 31,
	2026	2025	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,195,779	$964,771	$2,231,008	231%
General and administrative	2,700,185	2,393,117	307,068	13%
Total operating expenses	5,895,964	3,357,888	2,538,076	76%
Loss from operations	(5,895,964)	(3,357,888)	(2,538,076)	76%

OTHER EXPENSE, NET
Interest expense	(6,469)	(17,520)	11,051	-63%
Total other expense, net	(6,469)	(17,520)	11,051	-63%

NET LOSS	(5,902,433)	(3,375,408)	(2,527,025)	75%
Dividends on preferred shares	-	(87,379)	87,379	*
NET LOSS AVAILABLE TO COMMON SHARES	(5,902,433)	(3,462,787)	(2,439,646)	70%

Basic and diluted net loss per common share	$(1.89)	$(9.45)	$7.56	*

Basic and diluted weighted average common shares outstanding	3,122,090	362,863		*
*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the nine months ended January 31, 2026 and 2025, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the nine months ended January 31, 2026 and 2025 were $3.2 million and $1.0 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Nine Months Ended January 31,
	2026	2025	$ Change	% Change
Professional fees	$459,907	$500,302	$(40,395)	-8%
Clinical trials	2,717,191	422,129	2,295,062	544%
Other research and development expenses	18,681	42,340	(23,659)	-56%
Total research and development expenses	$3,195,779	$964,771	$2,231,008	231%

Professional Fees

During the nine months ended January 31, 2026 and 2025, we incurred professional fees of $460,000 and $500,000, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees required to support the previous and upcoming clinical trial activities.

Clinical Trial Fees

During the nine months ended January 31, 2026 and 2025, we incurred clinical trial fees of $2.7 million and $422,000, respectively. The increase in clinical trial fees relates to our AL001 Phase IIB clinical study on healthy human subjects conducted with Massachusetts General Hospital, which was completed in November 2025.

Other Research and Development Expenses

During the nine months ended January 31, 2026 and 2025, we incurred other fees of $19,000 and $42,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the nine months ended January 31, 2026 and 2025 were $2.7 million and $2.4 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; and board of director fees. For the nine months ended January 31, 2026 and 2025, the remaining general and administrative expenses of $297,000 and $262,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Nine Months Ended January 31,
	2026	2025	$ Change	% Change
Salaries and benefits	$761,438	$780,350	$(18,912)	-2%
Professional fees	1,049,102	433,062	616,040	142%
Insurance	177,362	199,008	(21,646)	-11%
Stock-based compensation expense	83,716	243,831	(160,115)	-66%
Marketing fees	200,000	344,000	(144,000)	-42%
Board of director fees	131,250	131,250	-	0%
Other general and administrative expenses	297,317	261,616	35,701	14%
Total general and administrative expenses	$2,700,185	$2,393,117	$307,068	13%

Salaries and Benefits

During the nine months ended January 31, 2026 and 2025, we incurred salaries and benefits of $761,000 and $780,000, respectively. The decrease in salaries and benefits was due mainly to lower bonuses. As of January 31, 2026, we had four full-time and two part-time employees.

Professional Fees

During the nine months ended January 31, 2026 and 2025, we incurred professional fees of $1.0 million and $433,000, respectively. During the nine months ended January 31, 2026, we incurred $818,000 in legal fees, $126,000 in audit fees, $66,000 in investor relation fees, $32,000 in tax preparation fees and $9,000 in consulting fees. During the nine months ended January 31, 2025, we incurred $173,000 in audit fees, $144,000 in legal fees, $92,000 in investor relation fees, $22,000 in tax preparation fees and $2,000 in consulting fees. The increase in professional fees was due mainly to higher legal and tax preparation fees, partially offset by lower audit and investor relations fees. The increase in legal fees, which accounted for a significant proportion of the increase, was a result of litigation against the CRO from the termination of our ALZN002 clinical trial.

Insurance Expense

During the nine months ended January 31, 2026 and 2025, we incurred insurance expense of $177,000 and $199,000, respectively, which was primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the nine months ended January 31, 2026 and 2025, we incurred general and administrative stock-based compensation expense of $84,000 and $244,000, respectively, related to stock option grants and restricted stock grants to executives, employees and consultants. The decrease in stock-based compensation expense for the nine months ended January 31, 2026, was a result of fewer stock options vesting during the period compared to the prior year period.

Marketing Fees

During the nine months ended January 31, 2026 and 2025, we incurred marketing fees of $200,000 and $344,000, respectively, related to the marketing and branding of our company.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and our operations have not provided any cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. We believe our current cash on hand is insufficient to fund our planned operations through one year after the date the condensed financial statements are issued. These factors create substantial doubt about our ability to continue as a going concern for at least one year after the date that our condensed financial statements are issued.

Our inability to continue as a going concern could have a negative impact on our company, particularly if we are unable to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of January 31, 2026, we had cash of $2.7 million, working capital of $1.8 million, stockholders’ equity of $2.2 million and an accumulated deficit of $64.4 million. We incurred recurring losses and reported losses for the three and nine months ended January 31, 2026 totaling $2.2 million and $5.9 million, respectively. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

We will need to obtain substantial additional funding in the future for our clinical development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts. Our future capital requirements will depend on many factors, including:

•	successful enrollment in and completion of clinical trials;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if our product candidates are approved, commercial production;

•	our ability to maintain our current research and development programs and establish new research and development programs;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial, and information management systems, and hire additional personnel, including personnel to support development of our product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;

•	the timing and amount of milestone and other payments we may receive under our collaboration arrangements;

•	our eventual commercialization plans for our product candidates;

•	the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims; and

•	the costs and timing of regulatory approvals.

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

At-the-Market Offering

See Note 9 Subsequent Events in the notes to the financial statements for a description of our latest fundraising activities.

Cash Flows

The following table summarizes our cash flows for the nine months ended January 31, 2026 and 2025:

	For the Nine Months Ended January 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(5,270,519)	$(5,879,481)
Investing activities	-	(90,000)
Financing activities	4,035,000	8,951,568
Net (decrease) increase in cash and cash equivalents	$(1,235,519)	$2,982,087

Operating Activities

During the nine months ended January 31, 2026, net cash used in operating activities was $5.3 million. This consisted primarily of a net loss of $5.9 million, partially offset by an increase in our net operating assets and liabilities of $465,000 and by non-cash charges of $167,000. The non-cash charges consisted of stock-based compensation expense and depreciation expense. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued liabilities and an increase in prepaid expenses and other current assets.

Investing Activities

During the nine months ended January 31, 2026, there was no net cash used in investing activities.

Financing Activities

During the nine months ended January 31, 2026, net cash provided by financing activities was $4.0 million from the sale of Series C Convertible Preferred Stock.

Contractual Obligations

See Note 7 Commitments and Contingencies in the notes to the financial statements for a description of our contractual obligations.

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

Changes in Internal Control

During the quarter ended January 31, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended January 31, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

ALZAMEND NEURO, INC.

Date: March 11, 2026	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: March 11, 2026	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

