Form 10-K
period 2026-04-30
Alzamend Neuro, Inc.
filed 2026-07-22
CIK 1677077

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended April 30, 2026

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
Emerging growth company ☐

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

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of the shares of common stock on October 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported by The Nasdaq Stock Market LLC on such date was approximately $9.6 million. Shares of the registrant’s common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

There were 4,791,525 shares of common stock outstanding as of July 22, 2026.

Documents incorporated by reference: None

ALZAMEND NEURO, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED APRIL 30, 2026

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

•	We need to obtain substantial additional funding to complete the development and any commercialization of AL001 and ALZN002. If we are unable to raise this capital when needed, we may be forced to delay, reduce or eliminate our research and development programs and/or other operations.

•	We are at an early stage of clinical development and currently have no source of near-term revenue and may never become profitable.

•	We have both operational and financial milestones that must be met to maintain the licensing rights to our current technology and intellectual property from the University of South Florida Research Foundation.

•	If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with the University of South Florida Research Foundation, we could lose license rights that are important to our business.

•	We are substantially dependent on the success of our product candidates, which may not receive regulatory approval or be successfully commercialized.

•	Serious adverse events or other safety risks could require us to abandon development and preclude, delay or limit approval of AL001 or ALZN002, or limit the scope of any approved label or market acceptance.

•	Development and regulatory approval of our drug candidates present a number of risks, which are delineated in the “Risk Factors” section, below.

•	We rely on third parties to conduct our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our medicines and drug candidates and our business could be substantially harmed.

•	If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop AL001, ALZN002 or any future product candidates, conduct our in-licensing and development efforts or commercialize AL001, ALZN002 or any of our future product candidates.

•	Our intellectual property rights present a number of risks.

•	If we are unable to regain compliance with, or thereafter maintain compliance with, the continued listing requirements of The Nasdaq Capital Market, our common stock could be delisted, which would adversely affect our common stock’s market price and liquidity and reduce our ability to raise capital.

•	The market price of our common stock is volatile, which could result in substantial losses for investors.

•	We have identified a material weakness in our internal control over financial reporting. If our remediation of this material weakness is not effective, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

PART I

ITEM 1.	BUSINESS

In this Annual Report, unless the context requires otherwise, references to the “Company,” “Alzamend,” “we,” “our company” and “us” refer to Alzamend Neuro, Inc., a Delaware corporation and its subsidiary.

Company Overview

We are a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). With our two product candidates, we aim to bring treatments or potential cures to market as quickly as possible. Far too many individuals, including patients and caregivers, suffer from the burden created by these devastating, and often fatal, diseases or disorders. Our primary target, Alzheimer’s, is among the most-feared diseases (second only to cancer) among Americans, according to a 2024 Center for Disease Control and Prevention survey. Alzheimer’s is also the fifth leading cause of death (in 2024) in the United States (the “U.S.”) according to a 2026 report from the Alzheimer’s Association, a nonprofit that funds research. Existing Alzheimer’s treatments only temporarily relieve symptoms and while one treatment has been shown to slow the progression of the disease, none has been shown to halt its progression , which currently affects roughly 7.4 million Americans; that number is expected to grow to 13 million individuals by 2050. Alzheimer’s also impacts more than 13 million Americans who provide an estimated 19 billion hours of unpaid care per year, according to data provided by the Alzheimer’s Association. In 2026, the estimated healthcare costs for treating individuals with Alzheimer’s in the U.S. will be $409 billion, including $263 billion in Medicare and Medicaid payments. These costs could rise to as high as $1 trillion per year by 2050 if no permanent treatment or cure for Alzheimer’s is found, according to the Alzheimer’s Association.

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

Our most advanced product candidate (our lead product) is AL001, an ionic cocrystal of lithium designed to treat Alzheimer’s, BD, MDD and PTSD, is licensed and in clinical development in humans. Based on our preclinical data involving mice models, treatment using AL001 prevented cognitive deficits, depression and irritability and demonstrated that AL001 is superior in improving associative learning and memory and irritability compared with lithium carbonate treatments, supporting the potential of AL001 for the treatment of Alzheimer’s, BD, MDD and PTSD in humans. Lithium was the first mood stabilizer approved by the U.S. Food and Drug Administration (“FDA”) and is still a first-line treatment option (considered the “gold standard”) for BD and is prescribed off-label for MDD and PTSD. Moreover, lithium has been marketed for more than 55 years and human toxicology regarding its use has been well characterized, potentially mitigating the regulatory burden for safety data.

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

There is increasing evidence to suggest that depressive illness, particularly in the elderly, is associated with neuronal cell loss. These findings suggest that lithium may exert some long-term beneficial effects in the treatment of affective disorders through underappreciated neuroprotective effects. Molecular biology and animal studies have also indicated that lithium may offer protection against Alzheimer’s. Given the absence of other adequate treatments, we believe that research and commercialization of the potential efficacy of lithium in the long-term treatment of neurodegenerative disorders is well worth pursuing.

Our Business Strategy

We intend to develop and commercialize therapeutics that are better than existing treatments and have the potential to significantly improve the lives of individuals afflicted by Alzheimer’s, BD, MDD and PTSD. To achieve these goals, we are pursuing the following key business strategies:

•	Advance clinical development of AL001 for Alzheimer’s, BD, MDD and PTSD treatment. We completed our Phase I clinical trial in March 2022 and initiated a Phase IIA Multiple Ascending Dose (“MAD”) clinical trial in May 2022. We completed the clinical portion of the Phase IIA MAD clinical trial in March 2023, reported topline data in June 2023 and announced full data in October 2024. We announced that we successfully identified a maximum tolerated dose (“MTD”) for AL001, as assessed by an independent safety review committee. This MTD, providing lithium at a lithium carbonate equivalent dose of 240 mg 3-times daily, is designed to be unlikely to require lithium therapeutic drug monitoring (“TDM”). Also, this MTD mitigates risk in treatments for fragile populations, such as Alzheimer’s patients. Additionally, we are investigating the potential of AL001 for patients suffering from BD, MDD and PTSD, and have submitted several Investigational New Drug (“IND”) applications to the FDA for these indications and received a “study may proceed” letter from the FDA for each. In August 2024, we announced a partnership with Massachusetts General Hospital (“MGH”) and Harvard Medical School to conduct five Phase II imaging clinical trials. The purpose of these trials is to assess the comparative increase in lithium levels within the brain and its structures as opposed to a commonly marketed lithium salt among healthy subjects and patients afflicted with Alzheimer’s, BD, MDD and PTSD. In May 2025, we announced the initiation, enrollment and dosing of the first patient of AL001 “Lithium in Brain” Study in healthy human subjects. In November 2025, we announced the completion of the clinical portion of this study and reported pharmacokinetics topline data in March 2026, with the following results:

•	Bioequivalence Confirmed: AL001 delivered 101% of total lithium blood exposure and 97% of peak lithium levels vs. standard lithium carbonate;

•	Superior Brain Penetration: AL001 showed numerically higher lithium concentrations in all measured brain regions, including whole brain; and

•	Faster Brain Uptake: AL001 reached peak brain concentration in 6.7 hours vs. 8.4 hours for standard lithium carbonate.

In April 2026, we announced pharmacodynamic  topline data of the healthy human subjects with the following results:

•	Potentially Distinct Brain Profile: Across multiple brain regions, AL001 and lithium carbonate appeared to trend in opposite directions in brain chemistry measures, suggesting that AL001 may interact with the brain in a distinct manner and generate a lower neurochemical footprint than lithium carbonate;

•	Expected Trends for Myo-Inositol Reduction: Both AL001 and lithium carbonate showed a trend toward reducing myo-inositol, potentially supporting the hypothesis that AL001 retains lithium's core mechanism of action; and

•	Potentially Preserved Glutamate Balance: Lithium carbonate showed large effects across all brain regions whereas AL001 showed minimal glutamate effect in most brain regions, which may suggest better long-term tolerability. Full pharmacokinetics and pharmacodynamic results are expected in August 2026.

In March 2026, we announced the initiation of the Phase II Clinical Trial of AL001 “Lithium in Brain” Study in Patients with BD and expect to report topline data in the fourth quarter of 2026. The clinical trials for treatment of patients with MDD and PTSD are expected to commence in the fourth quarter of 2026, followed by Alzheimer’s in the first quarter of 2027. Upon completion of these five clinical trials, we intend to initiate Phase III clinical trials for the respective indications. If we obtain successful results from the Phase III clinical trials in humans, we intend to seek approval to commercialize AL001 via a New Drug Application (“NDA”);

•	Advance clinical development of ALZN002 for Alzheimer’s treatment. We submitted an IND application to the FDA in September 2022, and received a “study may proceed” letter in October 2022. In April 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia similar to Alzheimer’s. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. In February 2024, we received notice from Biorasi, LLC (“Biorasi”), the company formerly engaged as our contract research organization (“CRO”), terminating our contract with Biorasi. We are currently pursuing the engagement of a replacement CRO. Due to the scientific and operational complexities of the ALZN002 trial, along with the limited number of CROs with the expertise and capacity to complete the trial, we have experienced a delay in engaging a new CRO. We do not expect to restart this trial until the first quarter of 2027. If we achieve successful Phase III clinical trials in humans, we intend to seek approval to commercialize ALZN002 through a Biologics License Application (“BLA”);

•	Expand our pipeline of pharmaceuticals to include additional delivery methods. Another element of our business strategy is to explore, resources permitting, different formulations (liquid, immediate release and sprinkle capsules) to deliver AL001 to accommodate the needs of patients afflicted with Alzheimer’s, BD, MDD and PTSD;

•	Focus on translational and functional endpoints to efficiently develop product candidates. We believe that AL001 is positioned for a Section 505(b)(2) regulatory pathway for new drug approvals. We also believe that AL001 and ALZN002 are positioned for breakthrough therapy designations because of their positive effects on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s, making them eligible to receive assistance from the FDA throughout the approval process that may shorten the development timelines. However, we have neither received breakthrough therapy designation nor have we qualified for expedited development, and no assurance can be given that we will. Even if we qualify for breakthrough therapy designation or expedited development, it may not actually lead to faster development or expedited regulatory review and approval or necessarily increase the likelihood that we will ultimately receive FDA approval; and

•	Optimize the value of AL001 and ALZN002 in major markets. We intend to commercialize AL001 and ALZN002 by seeking FDA marketing approval for both product candidates and partnering with biopharmaceutical companies seeking to strategically fortify pipelines and, in turn, receiving funding for the costly later-stage clinical development. We do not anticipate selling products directly into the marketplace, though we may do so depending on market conditions. Our focus is to concentrate on entering into strategic transactions with established distributors and producers, which will provide distribution and marketing capabilities for the sale of our products in the marketplace.

Our Development Pipeline

The following chart provides an overview of the current development stages of our product candidates.

Our product candidates will require extensive clinical evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either of them or any successors are likely to provide us with any revenue. As a result, if we do not successfully develop, achieve regulatory approval for and commercialize our product candidates, our long-term business objectives may not materialize, and we may be unable to generate the revenue we have forecast in the foreseeable future, if at all. We do not anticipate that we will generate our maximum revenue for several years, or that we will achieve profitability for any of our therapeutic drug candidates until at least a few years after generating material revenue, if at all. If we are unable to generate revenue or raise substantial additional capital, we may not be able to pursue any expansion of our business or acquire additional intellectual property, we may never become profitable, and we may be unable to continue our operations at the currently planned pace, if at all.

AL001 Drug Candidate

Our lead product candidate that we have licensed and begun clinical development of in humans is AL001, an ionic cocrystal of lithium for the treatment of Alzheimer’s, BD, MDD and PTSD. Lithium salts have a long history of human consumption beginning in the 1800s. In psychiatry, they have been used to treat mania and as a prophylactic for depression since the mid-20th century. Today, lithium salts are used as a mood stabilizer for the treatment of BD. Although the FDA has approved no medications as safe and effective treatments for suicidality, lithium has proven to be the only drug that consistently reduces suicidality in patients with neuropsychiatric disorders. Despite these effective medicinal uses, current FDA-approved lithium pharmaceutics (lithium carbonate and lithium citrate) are limited by a narrow therapeutic window that requires regular blood monitoring of plasma lithium levels and blood chemistry by a clinician to mitigate adverse events. Because conventional lithium salts (carbonate and citrate) are eliminated relatively quickly, multiple administrations throughout the day are required to safely reach therapeutic plasma concentrations. The administration of existing lithium drugs, such as lithium chloride and lithium carbonate, may cause patients to suffer from chronic toxicity, poor physicochemical properties, and poor brain bioavailability. Because lithium is so effective at reducing manic episodes in patients with BD, it is still used clinically despite its narrow therapeutic index. This has led researchers to begin to look for other treatment methods than lithium but that may evince similar bioactivities.

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

AL001, which was designed, synthesized and characterized by a team of inventors from the University of South Florida, has been shown to exhibit improved nonclinical pharmacokinetics compared to currently available FDA-approved lithium products and is also bioactive in many in vitro models of Alzheimer’s. AL001 may constitute a means of treating Alzheimer’s, BD, MDD and PTSD.

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

Phase IIA Study

On May 5, 2022, we initiated a multiple-dose, steady-state, double-blind, ascending dose safety, tolerability, pharmacokinetic clinical trial (www.clinicaltrials.gov, identifier: NCT05363293) of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects with the following objectives:

•	Primary: To evaluate the safety and tolerability of AL001 under multiple-dose, steady-state conditions in Alzheimer’s patients and healthy subjects;

•	Secondary: To characterize the MTD of AL001 in patients with mild to moderate Alzheimer’s and healthy subjects; and

•	Tertiary: To establish the qualitative and quantitative evaluations of patients with Alzheimer’s and healthy subjects, leading to our ability to ascertain desirable characteristics for future Phase II and III clinical studies in order to:

o	Facilitate recruitment into subsequent AL001 clinical trials; and

o	Facilitate trial-adherence to completion of study requirements including treatment adherence.

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

Current and Future Phase II “Lithium in Brain” Studies

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

In May 2025, we announced the initiation, enrollment and dosing of the first of the healthy human patients. This clinical trial had the following objectives:

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

In November 2025, we announced the completion of the clinical portion of this study and reported pharmacokinetics topline data in March 2026, with the following results: (1) Bioequivalence Confirmed: AL001 delivered 101% of total lithium blood exposure and 97% of peak lithium levels vs. standard lithium carbonate; (2) Superior Brain Penetration: AL001 showed numerically higher lithium concentrations in all measured brain regions, including whole brain; and (3) Faster Brain Uptake: AL001 reached peak brain concentration in 6.7 hours vs. 8.4 hours for standard lithium carbonate. In April 2026, we announced pharmacodynamic  topline data of the healthy human subjects with the following results:

•	Potentially Distinct Brain Profile: Across multiple brain regions, AL001 and lithium carbonate appeared to trend in opposite directions in brain chemistry measures, suggesting that AL001 may interact with the brain in a distinct manner and generate a lower neurochemical footprint than lithium carbonate;

•	Expected Trends for Myo-Inositol Reduction: Both AL001 and lithium carbonate showed a trend toward reducing myo-inositol, potentially supporting the hypothesis that AL001 retains lithium's core mechanism of action; and

•	Potentially Preserved Glutamate Balance: Lithium carbonate showed large effects across all brain regions whereas AL001 showed minimal glutamate effect in most brain regions, which may suggest better long-term tolerability.

Full pharmacokinetics and pharmacodynamic results are expected in August 2026.

In March 2026, we announced the initiation of the Phase II Clinical Trial of AL001 “Lithium in Brain” Study in Patients with BD and expect to report topline data in the fourth quarter of 2026. The clinical trials for treatment of patients with MDD and PTSD are expected to commence in the fourth quarter of 2026, followed by Alzheimer’s in the first quarter of 2027. These projected timelines reflect our commitment to advancing our clinical development programs across multiple neuropsychiatric and neurodegenerative indications.

ALZN002 Drug Candidate

ALZN002 is our other product candidate that we have obtained a license to clinically develop in humans is ALZN002, a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine which seeks to restore the ability of the patient’s immunological system to combat Alzheimer’s. The proposed mechanism of action is through the pulsed-Dendritic Cell (“DC”) activation of T-cells that stimulates the immune system, resulting in the clearance of brain amyloid. Preclinical studies conducted from April 2005 to July 2010 demonstrated that the infusion of transgenic (or genetically modified) mice with ALZN002-pulsed DCs is associated with lower amyloid burden and improved neuro-behavioral performance. This is likely to be mediated by an anti-inflammatory effect in addition to the immunogenicity of this therapy.

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

Significant evidence has accumulated recently suggesting that immunotherapy is a highly promising modality of treatment in Alzheimer’s. Most current immune-based active investigations are focused on passive immunization by pre-prepared Aβ antibody administration. Active immunization may offer additional or more lasting effects on the clearance of amyloid and a safer approach due to its reliance on autologous immune mechanisms. Further, preliminary evidence suggests a recurrence of the amyloid accumulation after clearance with the immunoglobulins. A prior attempt at engaging the immune system to treat Alzheimer’s was conducted using the immunization with pre-aggregated synthetic Aβ (AN-1792) combined with the immunogenic adjuvant QS-21. The Phase IIA study with AN-1792 was terminated by the FDA due to severe meningoencephalitis in approximately 6% of vaccinated subjects. We believe that this may have been caused by using a QS-21 adjuvant in the vaccine formulation, which we will not use.

Clinical Trials

Preclinical

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

Phase I/II Study

We submitted a pre-IND meeting request for ALZN002 and supporting briefing documents to the Center for Biological Evaluation and Research of the FDA on July 30, 2021. On September 30, 2021, we received a written response relating to the pre-IND from the FDA providing a path for Alzamend’s planned clinical development of ALZN002. The FDA agreed to allow Alzamend to submit an IND to conduct a combined Phase I/II study.

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

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. In February 2024, we received notice from Biorasi terminating our contract with Biorasi. We are currently pursuing the engagement of a replacement CRO. Due to the scientific and operational complexities of the ALZN002 trial, along with the limited number of CROs with the expertise and capacity to complete the trial, we have experienced a delay in engaging a new CRO. We do not expect to restart this trial until first quarter of 2027.

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

The AL001 License Agreements require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for AL001. As an additional licensing fee for the licensing of the AL001 technologies, the Licensor received 14,853 shares of our common stock. Minimum royalties for AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements.

On April 25, 2025, we entered into a Fourth Amendment of the AL001 Licenses (collectively, the “AL001 License Agreements”). This amendment deleted the timing of milestone events.

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

Market Opportunity

According to the National Institutes of Health (“NIH”), there are more than 48.4 million Americans afflicted with Alzheimer’s, BD, MDD or PTSD. The rise in the prevalence of these disorders and the associated risks arising therefrom, such as high stress, substance abuse, and advancements in a combination of drugs are primarily propelling market growth. Advancements in technology allowing more accurate diagnosis/detection of Alzheimer’s, BD, MDD, and PTSD are also positively influencing market growth. Other factors, such as increasing research and development activities (via clinical trials) and investments by the government to improve the healthcare industry, are expected to further drive market growth. Additionally, increased awareness about Alzheimer’s, BD, MDD and PTSD via the various disease/disorder-specific non-profit organizations is accelerating market growth. The potential marketplace for a commercialized therapy or treatment would be tremendously significant with large financial support available from numerous national and international pharmaceutical companies and various governments and worldwide agencies. We were founded with a mission to further develop AL001 and ALZN002, by funding them through human clinical trials administered by the FDA and ultimately, if successful, making them available to the public.

Industry Overview

Alzheimer’s

Currently, Alzheimer’s is the fifth leading cause of death in the U.S. and, when extrapolated globally, the market for preventions, treatments and cures of this crippling disease is massive. Since 1990, life expectancy has increased by six years and the worldwide average continues to increase. With the increase in the mean age of the population in developed countries, the prevalence of deteriorating neurological diseases has also increased. According to the Alzheimer’s Association, in the U.S. alone, one of nine persons older than 65 has Alzheimer’s, with roughly 7.4 million Americans currently living with it. It is estimated that this number will grow to 13 million by 2050, barring the development of medical breakthroughs to prevent, slow or cure the disease. Many Alzheimer’s-related associations believe the actual number of adults with Alzheimer’s may be much higher since current statistics do not account for deaths from complications or from related diseases like pneumonia or heart attack. These death certificates only list the most immediate cause. The fastest growing age group in the U.S. is the “over 85” group within which one in three individuals has Alzheimer’s.

It is estimated that the cost of caring for people with Alzheimer’s and other dementias will increase from an estimated $409 billion in 2026 to a projected $1 trillion per year by 2050, with Medicare and Medicaid covering approximately 70% of such costs. Over 13 million Americans provide unpaid care for people with Alzheimer’s or other dementias. The Alzheimer’s Association estimates that, in 2026, caregivers to individuals with Alzheimer’s provided 19 billion hours of care, valued in total at approximately $446 billion.

Alzheimer’s Therapeutic Landscape

There are currently several experimental therapeutic agents for Alzheimer’s in various stages of development with clinical testing directed towards amyloid-beta, or Aβ, clearance, and inhibition of Tau protein aggregation or phosphorylated-Tau, or pTau, clearance. In June 2021, the FDA approved Biogen’s Alzheimer’s drug aducanumab, also known as Aduhelm, making it the first new medication for the disease in nearly two decades and the first medication cleared by U.S. regulators to reduce amyloid plaques in people living with Alzheimer’s. There had previously been no drugs cleared by the FDA that could slow the mental decline caused by Alzheimer’s. In July 2023, an anti-beta amyloid antibody known as Lecanemab-irmb (“Leqembi”) received full approval by the FDA for the treatment of Alzheimer’s. In July 2024, the FDA approved Eli Lilly’s Alzheimer’s drug donanemab, also known as Kisunla, which targets amyloid in the brain. Given the current weight of evidence, amyloid is now established as a cause of Alzheimer’s. In April 2026, the FDA approved Axsome Therapeutics’ Auvelity for treatment of agitation associated with Alzheimer’s dementia.

Both Leqembi and Kisunla are humanized monoclonal antibodies that bind with high affinity to soluble amyloid-beta oligomers, which reportedly are toxic to neurons. Both Leqembi and Kisunla have been demonstrated to reduce biomarkers of amyloid in early Alzheimer’s and result in moderately less decline in measures of cognition and function as compared to a placebo at 18 months. Since each of Leqembi and Kisunla provides only passive immunity, antibody infusions are needed every 2 and 4 weeks, respectively. Both Leqembi and Kisunla support and validate the amyloid theory, but in routine medical practice there will be a large burden on the healthcare system due to the need for bi-weekly or monthly infusions.

Bipolar Disorder

BD, previously known as manic depression, is a mood disorder characterized by periods of depression or abnormally elevated happiness, each lasting from days to weeks. If the elevation in mood is severe or associated with psychosis, the disorder is diagnosed as mania; if it is less severe, the diagnosis is called hypomania. During mania, an individual behaves or feels abnormally energetic, happy, or irritable, and often makes impulsive decisions with little regard for the consequences. There usually will also be a reduced need for sleep during manic phases. During periods of depression, the individual may experience crying episodes, have a negative outlook on life and maintain poor eye contact with others. The risk of self-abuse and even suicide is high; over a period of 20 years, 6% of those with BD died by suicide, while 30–40% engaged in self-harm. Other mental health issues, such as anxiety disorders and substance use disorders, are commonly associated with BD.

While the causes of BD are not clearly understood, both genetic and environmental factors are thought to play a role. Many genes, each with small effects, may contribute to the development of the disorder. Genetic factors account for about 70–90% of the risk of developing BD. Environmental risk factors include a history of childhood abuse and long-term stress. The condition is classified as bipolar I disorder when a patient has experienced at least one manic episode, with or without depressive episodes, or as bipolar II disorder when at least one hypomanic episode (but no full manic episodes) and one major depressive episode have occurred. If these symptoms manifest due to drugs or unrelated medical problems, they are not diagnosed as BD. Other medical conditions that may have overlapping symptoms with BD include attention deficit hyperactivity disorder, personality disorders, schizophrenia, and substance use disorder. Medical testing is not required to diagnose BD, although blood tests and medical imaging can assist in ruling out other possible medical conditions.

BD occurs in approximately 1% of the global population. According to the NIH, roughly seven million Americans are estimated to be affected by BD at some point in their lives; rates appear to be similar in men and women. Symptoms most commonly begin to appear between the ages of 20 and 25; an earlier onset in life is associated with a worse prognosis. Interest in functioning in the assessment of patients with BD is growing, with an emphasis on specific domains such as work, education, social life, family and cognition. Around one-quarter to one-third of people with BD have financial, social or work-related problems due to the illness. BD is among the top 20 causes of disability worldwide and has led to substantial costs for society. Due to lifestyle choices and the side effects of medications, the risk of death from natural causes (such as coronary heart disease) in people with BD is reportedly twice that of the general population.

Bipolar Disorder Therapeutic Landscape

Mood stabilizers, including lithium and certain anticonvulsants, such as valproate and carbamazepine, as well as atypical antipsychotics, such as aripiprazole, are the mainstay of long-term pharmacologic relapse prevention. Antipsychotics are additionally given during acute manic episodes as well as in cases where mood stabilizers are poorly tolerated or ineffective. In patients where compliance is of concern, long-acting injectable formulations are available. There is some evidence that psychotherapy improves the course of BD. The use of antidepressants in depressive episodes is controversial; they can be effective but have been implicated in triggering manic episodes. The treatment of depressive episodes, therefore, is often difficult. Electroconvulsive therapy (“ECT”) is effective in acute manic and depressive episodes, especially with psychosis or catatonia. Admission to a psychiatric hospital may be required if a person could present a risk of harm to themselves or others; and involuntary treatment may sometimes be necessary if the affected person refuses treatment.

Major Depressive Disorder

MDD, also known simply as depression, is a mental disorder characterized by at least two weeks of pervasive low mood, low self-esteem, and loss of interest or pleasure in normally enjoyable activities. Those affected may also occasionally have delusions or hallucinations. Introduced by a group of U.S. clinicians in the mid-1970s, the term was adopted by the American Psychiatric Association for this symptom cluster under mood disorders in the 1980 version of the Diagnostic and Statistical Manual of Mental Disorders (DSM-III), and has become widely used since.

The diagnosis of MDD is based on the person's reported experiences and a mental status examination. There is no laboratory test for the disorder, but testing may be done to rule out physical conditions that can cause similar symptoms. The most common time of onset is in a person’s 20s, with women affected about twice as often as men. The course of the disorder can vary widely amongst affected patients, with reported experiences ranging from a single episode that lasts months to a life-long disorder with recurrent major depressive episodes.

MDD is believed to be caused by a combination of genetic, environmental, and psychological factors, with about 40% of the risk being genetic. Risk factors include a family history of the condition, major life changes, certain medications, chronic health problems, and substance use disorders. It can negatively affect a person's personal life, work life, and education, as well as sleeping, eating habits, and general health. According to the NIH, MDD affected approximately 21 million adults (8.4% of all U.S. adults) in 2020, and the prevalence of adults with a major depressive episode was higher among adult women (10.5%) than men (6.2%) and highest among individuals aged 18-25 (17.0%). MDD causes the second-most years lived with disability, after lower back pain.

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

According to the NIH, about 3.5%, or roughly nine million, adults in the U.S. have PTSD in a given year, and 9% of people develop it at some point in their life. In much of the rest of the world, rates for a given year are between 0.5% and 1% of the population. Higher rates may occur in regions of armed conflict. It is more common in women than men. PTSD was first mentioned in the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-I) in the 1950s under the term “gross stress reaction.” Although this diagnosis included psychological problems related to traumatic events such as wartime combat, it limited symptoms to six months. This diagnosis was removed from the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-II) in 1968, representing a regression in accurate PTSD characterization. The long-term psychological disabilities experienced by trauma survivors, including combat veterans, sexual assault victims and Holocaust survivors, led to the introduction of PTSD in the American Psychiatric Association Diagnostic and Statistical Manual of Mental Disorders (DSM-III) in 1980 when, for the first time, the definition of PTSD highlighted the critical connection between traumatic events and long-term psychological symptoms.

Post-Traumatic Stress Disorder Therapeutic Landscape

Prevention may be possible when counselling is targeted at those with early symptoms but is not effective when provided to all trauma-exposed individuals, whether or not symptoms are present. The main treatments for people with PTSD are counselling (psychotherapy) and medication. Antidepressants of the selective serotonin reuptake inhibitors (“SSRI”) or serotonin-norepinephrine reuptake inhibitors (“SNRI”) type are the first-line medications used for PTSD and are moderately beneficial for about half of people. Benefits from medication are less effective than those seen with counselling. It is not currently known whether using medications and counselling together will result in more favorable preventative outcomes for PTSD patients than either method separately.

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

Case reports suggest that lithium treatment may be useful for irritability/anger outbursts in PTSD patients. For example, one study by Kitchner and Greenstein provided case histories of four males (with ages ranging between approximately 31–42 years) who suffered from PTSD resulting from their experiences in the Vietnam War. Results from treatment with low doses (300–600 mg/day) of lithium carbonate were reported to indicate that treatment was effective in reducing inappropriate anger, irritability, anxiety and insomnia.

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

Government Regulation

Clinical trials, the pharmaceutical approval process, and the marketing of pharmaceutical products are intensively regulated in the United States and in all major foreign countries.

Human Health Product Regulation in the United States

In the United States, the FDA regulates pharmaceuticals under the Federal Food, Drug, and Cosmetic Act and related regulations promulgated thereunder. Pharmaceuticals are also subject to other federal, state, and local statutes and regulations. Failure to comply with applicable U.S. regulatory requirements at any time during the product development process, approval process or after approval may subject an applicant to administrative or judicial sanctions. These sanctions could include the imposition by the FDA of an Institutional Review Board (an “IRB”), a clinical hold on trials, a refusal to approve pending applications, withdrawal of an approval, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties or referrals to the Department of Justice for criminal prosecution. Any such agency or judicial enforcement action, if imposed on us, could have a material adverse effect on us.

The FDA and regulatory agencies in state and local jurisdictions impose substantial requirements upon the clinical development, manufacturing and marketing of pharmaceutical products. These agencies and other relevant federal, state and local entities regulate research and development activities and the testing, manufacturing, quality control, safety, effectiveness, labeling, storage, distribution, record keeping, approval, advertising and promotion of our product candidates.

The FDA’s policies may change, and additional government regulations may be promulgated, in a manner that could prevent or delay regulatory approval of new disease indications or label changes. We cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the United States or elsewhere.

Marketing Approval

The process required by the FDA before human healthcare pharmaceuticals may be marketed in the U.S. generally involves the following:

•	nonclinical laboratory and, at times, animal testing;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses;

•	pre-approval inspection of manufacturing facilities and clinical trial sites; and

•	FDA review and approval of an NDA or BLA, which must occur before a drug or biologic product can be marketed or sold.

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

For purposes of BLA or NDA approval for human health products, human clinical trials are typically conducted in phases that may overlap.

•	Phase I. The drug is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

•	Phase II. This phase involves trials in a limited subject population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase II studies may be sub-categorized into Phase IIA studies, which are smaller, pilot studies to evaluate limited drug exposure and efficacy signals, and Phase IIB studies, which are larger studies testing both safety and efficacy more rigorously.

•	Phase III. This phase involves trials undertaken to further evaluate dosage, clinical efficacy and safety in an expanded subject population, often at geographically dispersed clinical trial sites. These trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling.

All of these trials must be conducted in accordance with Good Clinical Practice (“GCP”) requirements in order for the data to be considered reliable for regulatory purposes.

New Drug and Biologics License Applications

In order to obtain approval to market a pharmaceutical in the United States, a marketing application must be submitted to the FDA that provides data establishing to the FDA’s satisfaction the safety and effectiveness of the investigational drug for the proposed indication. Each NDA or BLA submission requires a substantial user fee payment unless a waiver or exemption applies (such as with the Orphan Drug Designation discussed below). For fiscal year 2026, the FDA set the application fee at $4,682,003 for new drug applications that require clinical data. The manufacturer and/or sponsor of certain drugs approved under an NDA or BLA is also subject to annual prescription drug program fees, currently set at $442,213 per product for fiscal year 2026. These fees are typically increased annually. The NDA or BLA includes all relevant data available from pertinent non-clinical studies and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of the use of a product, or from a number of alternative sources, including studies initiated by investigators.

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

Based on our preclinical data, AL001 has a positive effect on the pharmacodynamic biomarkers of Alzheimer’s. We intend to validate this clinically and, if confirmed, we believe that AL001 is a candidate for breakthrough therapy designation because of its positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s. We also believe that ALZN002 is positioned for a breakthrough therapy designation because of its positive effect on a pharmacodynamic biomarker (beta-amyloids) and potential for a clinically meaningful effect on Alzheimer’s.

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

Patient Protection and Affordable Care Act

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or the ACA, which includes measures that have significantly changed the way healthcare is financed by both governmental and private insurers, became law in the U.S. The ACA is a sweeping measure intended to expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of Medicaid. The ACA has significantly impacted the pharmaceutical industry. The ACA requires discounts under the Medicare drug benefit program and increased rebates on drugs covered by Medicaid. In addition, the ACA imposes an annual fee, which increases annually, on sales by branded pharmaceutical manufacturers. At this time, the financial impact of these discounts, increased rebates and fees and the other provisions of the ACA on our business are unclear. However, the fees, discounts and other provisions of this law are expected to have a significant negative effect on the profitability of pharmaceuticals.

Human Health Product Regulation in the European Union

In addition to domestic regulations, we may eventually become subject, either directly or through our distribution partners, to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products, if approved.

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

Anti-Kickback and False Claims Laws. In the United States, we are subject to complex laws and regulations pertaining to healthcare “fraud and abuse,” including, but not limited to, the federal Anti-Kickback Statute, the federal False Claims Act, state false claims acts and anti-kickback statutes, and other state and federal laws and regulations. The Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular pharmaceutical, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid.

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

Other Healthcare Laws and Compliance Requirements. In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare and Medicaid Services (formerly the Health Care Financing Administration), other divisions of the U.S. Department of Health and Human Services (e.g., its Office of Inspector General), the U.S. Department of Justice and individual U.S. Attorney offices within the Department of Justice, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the False Claims Act, the privacy provisions of the Health Insurance Portability and Accountability Act, and similar state laws, each as amended. Pricing and rebate programs must comply with the Medicaid rebate requirements of the Omnibus Budget Reconciliation Act of 1990 and the Veterans Health Care Act of 1992, or VHCA, each as amended, among others. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements will apply. Under the VHCA, drug companies are required to offer certain drugs at a reduced price to a number of federal agencies including U.S. Department of Veteran Affairs and U.S. Department of Defense, the Public Health Service and certain private Public Health Service designated entities in order to participate in other federal funding programs including Medicare and Medicaid. Legislative changes also require that discounted prices be offered for certain U.S. Department of Defense purchases for its TRICARE program via a rebate system. Participation under the VHCA requires submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of pharmaceutical products in a state, including, in certain states, manufacturers and distributors that ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as they move through the distribution chain. Several states have enacted legislation requiring pharmaceutical companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities or register their sales representatives. Other legislation has been enacted in certain states prohibiting pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical companies for use in sales and marketing and prohibiting certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection, unfair competition and other laws and regulations.

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

Employees and Human Capital Resources

As of April 30, 2026, we had four full-time employees and two part-time employees. We also utilize independent consultants to assist us in our medical research and development projects.

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

As of April 30, 2026, we had $711,000 in cash and cash equivalents. Based on our current operating plan, we believe that this funding will not be sufficient to fund our operations for the next twelve months. In particular, we need additional funds to allow us to fund Phase II clinical trials for AL001 in Alzheimer’s, BD, MDD and PTSD and complete the Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. However, changing circumstances or inaccurate estimates by us may cause us to use capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. For example, our ongoing clinical trial for ALZN002 or our planned clinical trials for AL001 may encounter technical, enrollment or other issues that could cause our development costs to increase more than we expect. We will not have sufficient funds to complete any of these planned or ongoing clinical trials or the clinical development of either AL001 or ALZN002 through regulatory approval. We will need to raise substantial additional capital to complete the development and commercialization of each of those product candidates, which additional capital, if available on reasonable terms if at all, may be raised through the sale of our common stock or other securities or through the entering into of alternative strategic transactions, which could cause our stockholders to incur substantial dilution.

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

Our future commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for sale for at least the next several years, if ever. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has issued a report on our financial statements for the year ended April 30, 2026, that contains an emphasis of a matter paragraph expressing substantial doubt about our ability to continue as a going concern due to insufficient capital for us to fund our operations. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to successfully raise additional capital, we will need to create and implement alternate operational plans to continue as a going concern, and investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms or at all.

We are at an early stage of clinical development and currently have no source of near-term revenue and may never become profitable.

We are a clinical-stage biopharmaceutical company. We have initiated clinical trials for our AL001 and ALZN002 programs. To date, we have not initiated or completed a pivotal clinical trial, obtained marketing approval for any product candidates, manufactured a commercial scale product or arranged for a third party to do so on our behalf, or conducted sales and marketing activities necessary for successful product commercialization. Our ability to generate revenue depends heavily on, among other developments:

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

There are certain license fees and milestone payments required to be paid by us to the Licensor pursuant to the terms of license agreements we have entered into with the Licensor. The license agreement for ALZN002 requires us to pay royalty payments of 4% on net sales of products developed from the licensed technology for ALZN002, while the license agreements for AL001 require that we pay combined royalty payments of 4.5% on net sales of products developed from the licensed technology for AL001. We have already paid an initial license fee of $200,000 for ALZN002 and an initial license fee of $200,000 for AL001. As an additional licensing fee for the license of ALZN002, the Licensor received 2,668 shares of our common stock. As an additional licensing fee for the license of the AL001 technologies, the Licensor received 1,650 shares of our common stock. Minimum royalties required under the AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the AL001 License Agreements. Minimum royalties required for ALZN002 are $20,000 on the first anniversary of the first commercial sale, $40,000 on the second anniversary of the first commercial sale and $50,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the ALZN002 License Agreement. Minimum royalties required under the November AL001 License Agreements are $40,000 on the first anniversary of the first commercial sale, $80,000 on the second anniversary of the first commercial sale and $100,000 on the third anniversary of the first commercial sale and every year thereafter, for the life of the November AL001 License Agreements. Additionally, we are required to pay milestone payments on the due dates to the Licensor for the license of the AL001 technologies and for the ALZN002 technology, as follows:

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

If we fail to comply with our obligations in the agreements under which we license intellectual property and other rights from third parties or otherwise experience disruptions to our business relationships with the Licensor, we could lose license rights that are critical to our business.

We are a party to license agreements with the Licensor and expect to enter into additional license agreements in the future. The existing license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under these agreements, or we are subject to a bankruptcy, we may be required to make certain payments to the Licensor, we may lose the exclusivity of our license, or the Licensor may have the right to terminate the license, in which event we would not be able to develop or market products covered by the license and would be forced to cease our operations. The Licensor or any future licensor may take any of these actions, including terminating a license agreement. Additionally, the milestone and other payments associated with these licenses will make it less profitable for us to develop our product candidates. If the Licensor were to terminate a license agreement for whatever reason, it would materially and adversely affect our business, financial position and future prospects and you would likely lose the entirety of your investment in us.

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

In the future, we plan to submit AL001 and ALZN002 and, potentially, other product candidates for regulatory approval. Currently, however, neither AL001 nor ALZN002 has been submitted for regulatory approval, which would be required before we seek to initiate commercial distribution. To date, we have invested nearly all of our resources in establishing our company, acquiring the intellectual property of our product candidates, AL001 and ALZN002, and conducting certain preclinical studies and clinical trials. Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and, ultimately, to generate revenue, are directly dependent upon the successful development, FDA approval and commercialization of AL001 or ALZN002.

The development and commercial success of our product candidates will depend on a number of factors, including, without limitation, the following:

•	our timely initiation and successful completion of preclinical studies and clinical trials for AL001 or ALZN002;

•	our demonstration to the satisfaction of the FDA and comparable regulatory bodies of the safety and efficacy of AL001 or ALZN002, as well as to obtain regulatory and marketing approval for AL001 or ALZN002 in the United States, Europe, the United Kingdom and elsewhere;

•	our continued compliance with all clinical and regulatory requirements applicable to AL001 and ALZN002;

•	our maintenance of an acceptable safety profile of AL001 and ALZN002 following regulatory approval;

•	competition with other treatments;

•	our creation, maintenance and protection of our intellectual property portfolio, including patents and trade secrets, and regulatory exclusivity for AL001 and ALZN002;

•	the effectiveness of our and our eventual partners’ marketing, sales and distribution strategy and operations;

•	the ability of our third-party manufacturers to manufacture supplies of our product and product candidates and to develop, validate and maintain commercially viable manufacturing processes;

•	our ability to launch commercial sales of AL001 or ALZN002 following regulatory approval, whether alone or in collaboration with others; and

•	the acceptance of AL001 and ALZN002 by physicians, healthcare payers, patients and the medical community.

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

Even if we develop AL001 or ALZN002 and gain regulatory approvals for either or both candidates, unless physicians and patients accept our product candidates, we may not be able to sell them, whether directly or indirectly, and generate significant revenues. We cannot assure you that AL001, ALZN002 or any other potential product candidates we may eventually develop will achieve market acceptance and revenue if and when they obtain the requisite regulatory approvals. Market acceptance of any product candidate depends on a number of factors, including but not limited to:

•	the indication and warnings approved by regulatory authorities in the product label;

•	continued demonstration to the FDA of safety and efficacy in commercial use;

•	physicians’ willingness to prescribe the product;

•	reimbursement from third-party payers such as government healthcare systems and insurance companies;

•	the price of the product;

•	the nature of any post-approval risk management plans mandated by regulatory authorities;

•	competition; and

•	the effectiveness of marketing and distribution support.

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

A current trend in the U.S. healthcare industry, as well as in other countries around the world, is toward cost containment. Large public and private payers, managed care organizations, group purchasing organizations and similar organizations are exerting increasing influence on decisions regarding the use of, and reimbursement levels for, particular treatments. Third-party payers, such as government programs, including Medicare in the United States, and private healthcare insurers, carefully review and have increasingly been challenging the coverage of, and prices charged for, medical products and services. Many third-party payers limit coverage of or reimbursement for newly-approved healthcare products. Reimbursement rates and coverage from private health insurance companies vary depending on the company, the insurance plan and other factors. Cost-control initiatives could decrease the price we or our partners establish for products, which could result in lower product revenue and profitability.

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

Risks Related to Development and Regulatory Approval of Our Drug Candidates

We rely on third parties to conduct our preclinical and clinical studies and perform other tasks for us. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our medicines and drug candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data and provide other services for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We, our CROs for our clinical programs and our clinical investigators are required to comply with GCPs, which are regulations and guidelines enforced by the FDA for all of our drug candidates in clinical development. The FDA enforces these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we or any of our CROs or clinical investigators fail to comply with applicable regulations, the clinical data generated in our clinical studies may be deemed unreliable and the FDA may require us to perform additional clinical studies before approving our marketing applications. In addition, our pivotal clinical trials must be conducted with drug product produced under GMP regulations. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical studies comply with GCP regulations. In addition, our clinical studies must be conducted with product candidates which are produced under cGMP regulations. Our failure to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process. We could also be subject to government investigations and enforcement actions.

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. For example, in February 2024, Biorasi, our CRO for our Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type, terminated our contract with it. While we are currently pursuing the engagement of a replacement CRO on this clinical study, as a result of the novel nature of the clinical study, we have been unable to find a suitable CRO with the requisite experience and expertise to manage the study.

In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical and nonclinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they or our clinical investigators obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our drug candidates. As a result, our results of operations and the commercial prospects for our drug candidates would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Switching or adding additional CROs involves additional cost and delays, which can materially influence our ability to meet our desired clinical development timelines. There can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition and prospects.

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

Even if we fully comply with all applicable laws and regulations, the FDA may still determine that our clinical data are insufficient for final approval of an NDA or a BLA. The process required by the FDA and most foreign regulatory authorities before human healthcare pharmaceuticals may be marketed generally involves nonclinical laboratory and, in some cases, animal testing; submission of an IND, which must become effective before clinical trials may begin; adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use or uses; pre-approval inspection of manufacturing facilities and clinical trial sites; and FDA approval of an NDA or BLA, which must occur before a drug can be marketed or sold, as discussed above.

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

Despite billions of dollars invested by the NIH and the biopharmaceutical industry in research programs to develop novel therapeutics for Alzheimer’s, the FDA has approved only four new drugs for Alzheimer’s since 2003; in June 2021, aducanumab (Biogen, Inc) received approval from the FDA for the treatment of Alzheimer’s using the accelerated approval pathway; in July 2023, Leqembi (Eisai) received full approval by the FDA for treatment of Alzheimer’s; in July 2024, Kisunla (Eli Lilly) received full approval by the FDA for treatment of Alzheimer’s and in April 2026, Auvelity (Axsome Therapeutics) received full approval by the FDA for treatment of agitation associated with Alzheimer’s dementia. Since 2003, many new types and classes of drugs have been developed and tested in Alzheimer’s, including monoclonal antibodies, gamma secretase modulators and inhibitors, β-site amyloid precursor protein cleaving enzyme inhibitors, receptor for advanced glycation end-products inhibitors, nicotinic partial agonists and allosteric modulators, serotonin subtype receptor antagonists, and others. Except for Biogen’s, Eisai’s Eli Lilly’s and Axsome Therapeutics’ approvals referred to above, virtually all of these scientific programs have failed in clinical testing.

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

As a condition of approval of an NDA or a BLA, the FDA may require a REMS to ensure that the benefits of the drug outweigh the potential risks. REMS elements can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU’s can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. Moreover, product approval may require substantial post-approval testing and surveillance to monitor the drug’s safety or efficacy. We may be required to adopt a REMS for AL001 or ALZN002 to ensure that the benefits outweigh the risks of abuse, misuse, diversion and other potential safety concerns. Even if the risk of abuse, misuse or diversion are not as high as for some other products, there can be no assurance that the FDA will approve a manageable REMS for AL001 or ALZN002, which could create material and significant limits on our ability to successfully commercialize AL001 and ALZN002 in the U.S. Delays in the REMS approval process could result in delays in the NDA or BLA approval process, respectively. In addition, as part of the REMS, the FDA could require significant restrictions, such as restrictions on the prescription, distribution and patient use of the product, which could significantly impact our ability to effectively commercialize AL001 or ALZN002, and dramatically reduce their market potential thereby adversely impacting our business, financial condition and results of operations. Even if initial REMS are not highly restrictive, if, after launch, AL001, ALZN002 and other drug candidates were to become subject to significant abuse/non-medical use or diversion from licit channels, this could lead to negative regulatory consequences, including a more restrictive REMS, which could materially and adversely affect our business, results of operations and financial condition.

If we are found in violation of “fraud and abuse” laws, we may be subject to criminal and civil penalties and/or be suspended or excluded from participation in government-run healthcare programs, which may adversely affect our business, financial condition and results of operations.

If we are successful in obtaining marketing approval for our products in the United States and elsewhere, we will be subject to various healthcare “fraud and abuse” laws, including anti-kickback laws, false claims laws and other laws intended to reduce fraud and abuse in government-run healthcare programs, which could materially and adversely affect us, particularly upon successful commercialization of our products in the United States. For example, the federal Anti-Kickback Statute makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce the referral of business, including the purchase, order or prescription of a particular drug for which payment may be made under a U.S. healthcare program such as Medicare or Medicaid. Under U.S. federal government regulations, some arrangements, known as safe harbors, are deemed not to violate the Anti-Kickback Statute. Compliance with every element of a safe harbor regulation is required for the arrangement to be protected. However, arrangements that do not comply with a safe harbor are not per se illegal. Instead, they will be analyzed on a case-by-case basis. Although we intend to seek to structure our business arrangements in compliance with all applicable requirements, these laws are broadly written, and it is often difficult to determine precisely how the law will be applied in specific circumstances. Accordingly, it is possible that our practices may be challenged under the Anti-Kickback Statute and similar laws in other jurisdictions.

Further, false claims laws prohibit anyone from knowingly and willfully presenting or causing to be presented for payment to third-party payers, including government payers, reimbursement claims for drugs or services that are false or fraudulent, claims for items or services that were not provided as claimed, or claims for medically unnecessary items or services. Cases have been brought under false claims laws alleging that off-label promotion of pharmaceutical products or the payment of kickbacks by pharmaceutical providers has resulted in the submission of false claims to governmental healthcare programs. Under laws such as the Health Insurance Portability and Accountability Act of 1996 in the United States, we are prohibited from knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payers, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and/or exclusion or suspension from government-run healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. and other governments. In addition, in the United States, individuals have the ability to bring actions on behalf of the government and potentially share in the recovery under the federal False Claims Act as well as under state false claims laws.

Many states in the United States have adopted fraud and abuse laws similar to their federal counterparts, including laws similar to the Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payers. In addition, California and some other states in the United States have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America Code on Interactions with Health Care Professionals. In addition, several states impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

We have yet to receive definitive guidance on the application of fraud and abuse laws to our business. Law enforcement authorities are increasingly focused on enforcing these laws, and it is possible that some of our future practices may be challenged under these laws. While we believe we will be able to structure our business arrangements to comply with these laws, it is possible that the government could in the future allege violations of, or convict us of violating, these laws. If we are found in violation of one of these laws, we could be required to pay a penalty and could be suspended or excluded from participation in certain government-run healthcare programs, and our business, results of operations and financial condition may be materially and adversely affected.

Risks Related to Our Business and Industry

If we fail to attract and keep senior management and key scientific personnel, we may be unable to successfully develop AL001, ALZN002 or any future product candidates, conduct our in-licensing and development efforts or commercialize AL001, ALZN002 or any of our future product candidates.

Our future growth and success depend in part on our continued ability to attract, retain and motivate highly qualified management and scientific personnel. We are highly dependent upon our senior management, particularly Stephan Jackman, our Chief Executive Officer, David J. Katzoff, our Chief Financial Officer, and Henry Nisser, our Executive Vice President and General Counsel. The loss of services of any of these individuals could delay or prevent the successful development of our current or future product pipeline, completion of our planned development efforts or the commercialization of AL001 or ALZN002. It is possible that current or former employees of ours could put forward claims for an alleged right to our patents and demand compensation therefor. If one or more of the key personnel were to leave us and engage in competing operations, our business, results of operations and financial condition could be materially and adversely affected.

We expect to face substantial competition, with other entities possibly discovering, developing or commercializing products before, or more successfully than we do.

The development, FDA approval and commercialization of new therapy and vaccine products is highly competitive. We will face competition with respect to AL001, ALZN002 and any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition to existing therapeutic treatments for the indications we are targeting with AL001 and ALZN002, we also face potential competition from other drug candidates in development by other companies. Our potential competitors include, without limitation, large healthcare companies, such as AbbVie, Axesome Therapeutics, Inc., Biogen Inc., Eisai Co., Ltd., Takeda Pharmaceuticals, Bristol Myers Squibb, Pfizer Inc., Merck & Co., Inc., Sanofi S.A., Eli Lilly and Company, Bayer AG, Novartis AG, Johnson and Johnson and Boehringer Ingelheim GmbH.   We also know of several smaller early-stage companies that are developing products for use in our segment of the market. Some of the potential competitive compounds referred to above are being developed by large, well-financed and established pharmaceutical and biotechnology companies or have been partnered with such companies, which may give them development, regulatory and marketing advantages over our products.

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

We rely on the FDA to assist with the development of our product candidates. The ability of the FDA to review and approve new drug products can be affected by a variety of factors outside of our control, including government budget and funding levels, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for our product candidates to be reviewed and/or potentially approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, and 43 days between October 1 and November 12, 2025, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the estimated timing of our drug development program may be delayed, which would materially increase costs of drug development and harm our operations or business.

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

Risks Relating to Ownership of Our Common Stock

We are not in compliance with the Nasdaq continued listing requirements. If we are unable to regain compliance with, or thereafter maintain compliance with, the continued listing requirements of The Nasdaq Capital Market, our Common Stock could be delisted, which would adversely affect our Common Stock’s market price and liquidity and reduce our ability to raise capital.

On March 20, 2026, we were notified by the staff of The Nasdaq Stock Market LLC (“Nasdaq”) that that our stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2026 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. As reported on its Form 10-Q, our stockholders’ equity as of January 31, 2026 was approximately $2.2 million. As reported in this Annual Report, our stockholders’ equity as of April 30, 2026 was approximately $0.7 million.

In accordance with Nasdaq Listing Rules, we were provided an initial period of 45 calendar days, or until May 4, 2026, to submit a plan to regain compliance. On May 4, 2026, we submitted a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq. On May 19, 2026, Nasdaq granted us an extension of time to regain compliance on or before September 16, 2026.

There can be no assurance that we will be able to regain compliance with the minimum stockholders’ equity requirement on or before September 16, 2026, or if we do, that we will in the future be able to maintain compliance with the stockholders’ equity requirement or any other Nasdaq listing standard.

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

Our common stock is listed on the Nasdaq Capital Market. Since our initial public offering last year, our trading price has fluctuated widely, depending on many factors that may have little to do with our operations or business prospects. During the year ended April 30, 2026, our stock closed at prices between $0.86 per share and $6.12 per share, as reported on Nasdaq.com.

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

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. As of July 22, 2026, we had 4,791,525 shares of our common stock outstanding. Shares held by directors, executive officers and other affiliates will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. We have registered shares of common stock that we have issued and may issue under our employee equity incentive plans, which shares may be sold freely in the public market upon issuance. Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for other stockholders to sell shares of our common stock.

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

One element of our strategy is to expand our pipeline of pharmaceuticals based on our technology and advance these product candidates through clinical development for the treatment of a variety of indications. Although our research and development efforts to date have resulted in a number of development programs based on our technology, we may not ultimately be able to develop product candidates that are safe and effective. Even if we are successful in continuing to expand our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. In addition, if we attempt to apply our technology to develop product candidates for indications outside of Alzheimer’s, we will need to evaluate the preclinical data and determine if additional data are needed to support the new indications. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenue in future periods, which would make it impossible for us to ever achieve profitability.

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

We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). Section 404 requires that we document and test our internal control over financial reporting and issue management’s assessment of our internal control over financial reporting. Management assessed the effectiveness of our internal control over financial reporting as of April 30, 2026. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment, as of April 30, 2026, we concluded that our internal control over financial reporting contained a material weakness.

The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. If we fail to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

Our certificate of incorporation, bylaws and certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or discouraging a third party from attempting to acquire, control of our Company, even when these attempts may be in the best interests of our stockholders. For example, we are governed by Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales or other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or within the past three years did own, 15% or more of the corporation’s outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing a change in control of our Company.

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

Cybersecurity Governance

Our Board oversees cybersecurity risk as part of its overall risk oversight function. We utilize resources from Hyperscale Data, Inc. (“HDI”) to act as our information technology department (the “IT Department”), which functions as our Information Security Advisory Team. The IT Department is responsible for managing our information security program and implementing cybersecurity risk management practices.

The IT Department collaborates with various stakeholders across the organization to identify, assess, and mitigate cybersecurity risks. They regularly monitor and adapt our information security program to address the evolving threat landscape.

In the event of a cybersecurity incident, the IT Department promptly reports the matter to our Chief Financial Officer. The Chief Financial Officer is responsible for assessing the severity and potential impact of the incident and determining the appropriate course of action. The Chief Financial Officer keeps the Board informed of significant cybersecurity incidents and provides updates on the overall status of our cybersecurity program as needed.

This governance structure ensures that cybersecurity risks are effectively managed by the IT Department, with oversight from the Chief Financial Officer and the Board. It maintains clear lines of communication and accountability, enabling timely decision-making and response to cybersecurity matters.

During fiscal 2026, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. However, despite our efforts, we may not successfully eliminate all risks from cybersecurity threats and can provide no assurance that undetected cybersecurity incidents have not occurred.

ITEM 2.	PROPERTIES

Our executive office utilizes approximately 150 square feet of leased office space at 3480 Peachtree Road NE, Second Floor, Suite 103, Atlanta, GA 30326. The lease for our Georgia offices expires in December 2026. The annual base rent under the lease, payable on a monthly basis, was approximately $36,000 during the fiscal year ended April 30, 2026.

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

Market Information

Our common stock is listed on The NASDAQ Capital Market under the symbol “ALZN.” Effective May 12, 2025, we effected a one-for-nine reverse split of our common stock.

Holders of Record

As of July 22, 2026, there were approximately 58 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust or by other entities.

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

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. We had no uncertain tax positions as of April 30, 2026.

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

In November 2025, we announced the completion of the clinical portion of this study and reported pharmacokinetics topline data in March 2026, with the following results: (1) Bioequivalence Confirmed: AL001 delivered 101% of total lithium blood exposure and 97% of peak lithium levels vs. standard lithium carbonate; (2) Superior Brain Penetration: AL001 showed numerically higher lithium concentrations in all measured brain regions, including whole brain; and (3) Faster Brain Uptake: AL001 reached peak brain concentration in 6.7 hours vs. 8.4 hours for standard lithium carbonate. In April 2026, we announced pharmacodynamic  topline data of the healthy human subjects with the following results:

•	Potentially Distinct Brain Profile: Across multiple brain regions, AL001 and lithium carbonate appeared to trend in opposite directions in brain chemistry measures, suggesting that AL001 may interact with the brain in a distinct manner and generate a lower neurochemical footprint than lithium carbonate;

•	Expected Trends for Myo-Inositol Reduction: Both AL001 and lithium carbonate showed a trend toward reducing myo-inositol, potentially supporting the hypothesis that AL001 retains lithium's core mechanism of action; and

•	Potentially Preserved Glutamate Balance: Lithium carbonate showed large effects across all brain regions whereas AL001 showed minimal glutamate effect in most brain regions, which may suggest better long-term tolerability.

Full pharmacokinetics and pharmacodynamic results are expected in August 2026.

In March 2026, we announced the initiation of the Phase II Clinical Trial of AL001 “Lithium in Brain” Study in Patients with BD and expect to report topline data in the fourth quarter of 2026. The clinical trials for treatment of patients with MDD and PTSD are expected to commence in the fourth quarter of 2026, followed by Alzheimer’s in the first quarter of 2027. These projected timelines reflect our commitment to advancing our clinical development programs across multiple neuropsychiatric and neurodegenerative indications.

On September 28, 2022, we submitted an Investigational New Drug (“IND”) application to the U.S. Food and Drug Administration (the “FDA”) for ALZN002 and received a “study may proceed” letter on October 31, 2022. The product candidate is an immunotherapy vaccine designed to treat mild to moderate dementia of the Alzheimer’s type. ALZN002 is a proprietary “active” immunotherapy product, which means it is produced by each patient’s immune system. It consists of autologous DCs that are activated white blood cells taken from each individual patient so that they can be engineered outside of the body to attack Alzheimer’s-related amyloid-beta proteins. These DCs are pulsed with a novel amyloid-beta peptide (E22W) designed to bolster the ability of the patient’s immune system to combat Alzheimer’s, with the goal being to foster tolerance to treatment for safety purposes while stimulating the immune system to reduce the brain’s beta-amyloid protein burden, resulting in reduced Alzheimer’s signs and symptoms. Compared to passive immunization treatment approaches that use foreign blood products (such as monoclonal antibodies), active immunization with ALZN002 is anticipated to offer a more robust and long-lasting effect on the clearance of amyloid. This could provide a safer approach due to its reliance on autologous immune components, using each individual patient’s own white blood cells rather than foreign cells and/or blood products.

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. On February 13, 2024, we received notice from Biorasi, LLC (“Biorasi”), the company formerly engaged as our contract research organization (“CRO”), terminating our contract with Biorasi. We are currently pursuing the engagement of a replacement CRO. Due to the scientific and operational complexities of the ALZN002 trial, along with the limited number of CROs with the expertise and capacity to complete the trial, we have experienced a delay in engaging a new CRO. We do not expect to restart this trial in first quarter of 2027.

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

Results of Operations

Results of Operations for the Year Ended April 30, 2026 Compared to the Year Ended April 30, 2025

The following table summarizes the results of our operations for the years ended April 30, 2026 and 2025:

	For the Years Ended April 30,
	2026	2025	$ Change	% Change
OPERATING EXPENSES
Research and development	$3,629,785	$1,414,928	$2,214,857	157%
General and administrative	5,137,056	3,081,896	2,055,160	67%
Total operating expenses	8,766,841	4,496,824	4,270,017	95%
Loss from operations	(8,766,841)	(4,496,824)	(4,270,017)	95%

OTHER INCOME (EXPENSE), NET
Interest income	1,078	-	1,078	*
Interest expense	(6,619)	(18,029)	11,410	-63%
Total other expense, net	(5,541)	(18,029)	12,488	-69%

NET LOSS	(8,772,382)	(4,514,853)	(4,257,529)	94%
Dividend on preferred shares	-	(117,022)	117,022	*
Deemed dividend on warrant modification issued with preferred shares	-	(473,209)	473,209	*
NET LOSS AVAILABLE TO COMMON SHARES	$(8,772,382)	$(5,105,084)	$(3,667,298)	72%

Basic and diluted net loss per common share	$(2.63)	$(11.32)	$8.69	*

Basic and diluted weighted average common shares outstanding	3,337,143	450,799		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the years ended April 30, 2026 and 2025, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the years ended April 30, 2026 and 2025 were $3.6 million and $1.4 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees, clinical trial fees, stock-based compensation expense, as well as other research and development expenses:

	For the Years Ended April 30,
	2026	2025	$ Change	% Change
Professional fees	$625,250	$655,659	$(30,409)	-5%
Stock-based compensation expense	46,611	-	46,611	*
Clinical trial fees	2,934,775	716,318	2,218,457	310%
Other research and development expenses	23,149	42,951	(19,802)	-46%
Total research and development expenses	$3,629,785	$1,414,928	$2,214,857	157%

*	Not meaningful

Professional Fees

During the years ended April 30, 2026 and 2025, we incurred professional fees of $625,000 and $656,000, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The decrease relates to lower professional fees incurred during the year ended April 30, 2026, compared to professional fees incurred for the preparation for clinical trials for AL001 and ALZN002 during the year ended April 30, 2025.

Stock-Based Compensation Expense

During the year ended April 30, 2026, we incurred $47,000 in research and development stock-based compensation expense related to stock option grants to consultants. No such expense was incurred during the fiscal year ended April 30, 2025. The increase in research and development stock-based compensation expense for the year ended April 30, 2026, was a result of the expense recorded as a result of the vesting of newly granted stock options.

Clinical Trial Fees

During the years ended April 30, 2026 and 2025, we incurred clinical trial fees of $2.9 million and $716,000, respectively. Clinical trial fees for the year ended April 30, 2026 were for our Phase IIB clinical trial for AL001 for healthy subjects. Clinical trial fees for the year ended April 30, 2025 were for our Phase IIA clinical trial for AL001.

Other Research and Development Expenses

During the years ended April 30, 2026 and 2025, we incurred other fees of $23,000 and $43,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the years ended April 30, 2026 and 2025 were $5.1 million and $3.1 million, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salary and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; and Board fees. For the years ended April 30, 2026 and 2025, the remaining general and administrative expenses of $469,000 and $347,000, respectively, primarily consisted of payments for franchise taxes, depreciation, transfer agent fees, travel, and other office expenses, none of which is significant individually.

	For the Years Ended April 30,
	2026	2025	$ Change	% Change
Salary and benefits	$988,076	$1,010,487	$(22,411)	-2%
Professional fees	2,176,864	617,650	1,559,214	252%
Insurance	236,279	259,382	(23,103)	-9%
Stock-based compensation expense	660,916	325,108	335,808	103%
Marketing fees	425,000	347,295	77,705	22%
Board of director fees	181,250	175,000	6,250	4%
Other general and administrative expenses	468,671	346,974	121,697	35%
Total general and administrative expenses	$5,137,056	$3,081,896	$2,055,160	67%

Salary and Benefits

During the years ended April 30, 2026 and 2025, we incurred $988,000 and $1.0 million, respectively, in employee-related expenses. As of April 30, 2026, we had four full-time and two part-time employees. The decrease in salary and benefits expense was a result of the reduction of one part-time employee during the year ended April 30, 2026.

Professional Fees

During the years ended April 30, 2026 and 2025, we incurred professional fees of $2.2 million and $618,000, respectively. During the year ended April 30, 2026, we incurred $1.9 million in legal fees, $190,000 in audit and tax fees, $95,000 in investor relations and $7,000 in other professional fees. During the year ended April 30, 2025, we incurred $243,000 in legal fees, $221,000 in audit and tax fees, $149,000 in investor relations and $5,000 in other professional fees. The increase in legal fees was a result of increased activity in our lawsuit against Biorasi for terminating their agreement. The trial in that lawsuit has commenced and is expected to be completed by the end of August 2026.

Insurance Expense

During the years ended April 30, 2026 and 2025, we incurred insurance expense of $236,000 and $259,000, respectively, which was primarily directors’ and officers’ insurance. The decrease in insurance expense was due to lower negotiated pricing with the same amount of coverage.

Stock-based Compensation Expense

During the years ended April 30, 2026 and 2025, we incurred stock-based compensation expense of $661,000 and $325,000, respectively, related to stock option grants to employees, directors and consultants. The increase in general and administrative stock-based compensation expense for the year ended April 30, 2026, was a result of the vesting of newly granted stock options.

Marketing Fees

During the years ended April 30, 2026 and 2025, we incurred marketing fees of $425,000 and $347,000, respectively, which was primarily expenses related to the marketing and branding of our company.

Current and Deferred Income Taxes

As of April 30, 2026 and 2025, we had deferred tax assets totaling $15.4 million and $15.3 million, respectively. The ultimate realization of deferred tax assets is dependent upon the existence, or generation, of taxable income in the periods when those temporary differences and net operating loss carryovers are deductible. Management considers the scheduled reversal of deferred tax liabilities, taxes paid in carryover years, projected future taxable income, available tax planning strategies, and other factors in making this assessment. Based on available evidence, management believes it is more likely than not that some or all of the deferred tax assets will not be realized. Accordingly, we have established a 100% valuation allowance. As a result of the full valuation allowance, we did not record an income tax benefit for the years ended April 30, 2026 and 2025.

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

Our inability to continue as a going concern could have a negative impact on our company, including our ability to obtain needed financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of April 30, 2026, we had cash of $711,000 and an accumulated deficit of $67.3 million. We have incurred recurring losses and reported a loss for the year ended April 30, 2026 totaling $8.8 million. In the past, we have financed our operations principally through sales of equity securities and debt instruments.

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

At-the-Market Offering

See Note 9 – Equity Transactions in the notes to the financial statements for a description of our fundraising activities.

Cash Flows

The following table summarizes our cash flows for the years ended April 30, 2026 and 2025:

	For the Years Ended April 30,
	2026	2025
Net cash provided by (used in):
Operating activities	$(8,067,813)	$(6,568,186)
Investing activities	-	(300,000)
Financing activities	4,829,844	10,440,796
Net (decrease) increase in cash and cash equivalents	$(3,237,969)	$3,572,610

Operating Activities

During the year ended April 30, 2026, net cash used in operating activities was $8.1 million. This consisted primarily of a net loss of $8.8 million and a decrease in our net operating assets and liabilities of $114,000, partially offset by stock-based compensation of $708,000 and depreciation of $110,000. The decrease in our net operating assets and liabilities was primarily due to an increase in accounts payable and accrued liabilities and an increase in prepaid expenses.

During the year ended April 30, 2025, net cash used in operating activities was $6.6 million. This consisted primarily of a net loss of $4.5 million and a decrease in our net operating assets and liabilities of $2.4 million, partially offset by stock-based compensation of $325,000. The decrease in our net operating assets and liabilities was primarily due to an increase in prepaid expenses and a decrease in accounts payable.

Investing Activities

During the year ended April 30, 2026, there were no investing activities. During the year ended April 30, 2025, net cash used in investing activities was $300,000 for the purchase of equipment and machinery used in our AL001 Phase II clinical trials.

Financing Activities

During the year ended April 30, 2026, net cash provided by financing activities was $4.1 million from the sale of convertible preferred stock and $800,000 from proceeds from an “at-the-market” offering (“ATM Offering”).

During the year ended April 30, 2025, net cash provided by financing activities was $7.7 million from the sale of convertible preferred stock and $2.7 million from proceeds from the ATM Offering.

See Note 9 – Equity Transactions in the notes to the financial statements for a description of our financing activities.

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

As of April 30, 2026, we carried out an evaluation, under the supervision of, and with the participation of, our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2026. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated 2013 Framework. Our management has concluded that, as of April 30, 2026, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

During the fourth fiscal quarter of 2026, there were no changes in our internal control over financial reporting which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Trading Plans

During the three months ended April 30, 2026, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our executive officers, directors and director nominees, and their positions with us, as of the date of this Annual Report:

Name	Age	Position
Stephan Jackman	50	Chief Executive Officer and Director
David J. Katzoff	64	Chief Financial Officer
Henry Nisser	57	Executive Vice President, General Counsel and Director
William B. Horne	58	Chairman of the Board
Milton C. Ault III	56	Vice Chairman of the Board
Mark Gustafson	66	Director
Jeffrey Oram	59	Director

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

Henry C.W. Nisser has served as our Executive Vice President and General Counsel on a part-time basis since May 2019. Mr. Nisser was appointed as a director in September 2020. Since May 2019, Mr. Nisser has served as the Executive Vice President and General Counsel of HDI and as one of its directors since September 2020; he became HDI’s President on January 12, 2021. Since March 2023, Mr. Nisser has served as the President, General Counsel and director of RiskOn International, Inc., an OTCPK quoted company (“ROI”), a social gaming platform. Between February 2021 and October 2024, Mr. Nisser served as the President, General Counsel and a director of Ault Disruptive. Between April 2023 and August 2024, Mr. Nisser served as a director of Algorhythm Holdings, Inc., (“RIME”), a Nasdaq listed company. Between May 2019 and March 2025, Mr. Nisser served as the Executive Vice President and General Counsel of Avalanche International Corp., a publicly traded Nevada company categorized as a “voluntary filer” (not required to file periodic reports) (“Avalanche”). Between December 15, 2021 and March 16, 2022, Mr. Nisser served as Chief Executive Officer and on the board of directors of TurnOnGreen, Inc. Mr. Nisser has served as a President, General Counsel and a director of Ault & Company, Inc. (“Ault & Co.”) since May 2019. From October 2011 through April 2019, Mr. Nisser was an associate and subsequently a partner at a securities-oriented law firm in New York. While with this law firm, his practice was concentrated on national and international corporate law, with a particular focus on U.S. securities compliance, public as well as private M&A, equity and debt financings and corporate governance. Mr. Nisser received his B.A. degree from Connecticut College, where he majored in International Relations and Economics. He received his LL.B. from University of Buckingham School of Law in the United Kingdom.

William B. Horne has served as a director of our company since June 2016 and upon the effectiveness of our initial public offering in June 2021, Mr. Horne become our Chairman of the Board. Mr. Horne served as our Chief Financial Officer from June 2016 through December 2018. Mr. Horne has been a member of the board of directors of HDI since October 2016. In January 2018, Mr. Horne was appointed as HDI’s Chief Financial Officer until August 2020, when he resigned as its Chief Financial Officer and was appointed as its President. On January 12, 2021, Mr. Horne resigned as HDI’s President and became its Chief Executive Officer. Mr. Horne served as a director and Chief Executive Officer of Ault Disruptive since its inception in February 2021 through October 2024. Mr. Horne served as a director and Chief Financial Officer of Avalanche from June 2016 through March 2025. Mr. Horne has served as a director and Chief Financial Officer of Ault & Co. since October 2017. Mr. Horne previously held the position of Chief Financial Officer in various public and private companies in the healthcare and high-tech field. Mr. Horne has a Bachelor of Arts Magna Cum Laude in Accounting from Seattle University.

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

Mark Gustafson joined our Board and became the Chairman of the Audit Committee in June 2021. Mr. Gustafson is a Chartered Professional Accountant with over 40 years of corporate, private and public company experience. From July 2024 to November 2025, Mr. Gustafson was a director of Altimist Capital Ltd., a private London (UK) based company focused on developing a proprietary trading platform. From June 2024 to November 2025, Mr. Gustafson was the Chief Financial Officer of Orga Energy Ltd., a private oil and gas production company based in Calgary, Alberta. From January 2023 to June 2024, Mr. Gustafson was a director and non-executive Chairman of BrainLuxury, Inc., a private U.S. company. From April 2021 to October 2024, Mr. Gustafson was the Chief Financial Officer, and between January 2022 and July 2024, was a director, for PharmaKure Limited, a private London-based biopharmaceutical company. Between December 2021 and December 2023, Mr. Gustafson served as an independent director and Chairman of the Audit Committee of Ault Disruptive. From June 2020 to April 2024, Mr. Gustafson was a director of Alpha Helium Inc., a private Canadian-based company helium exploration company. From 2014 to 2020, he was the Chief Executive Officer of Challenger Acquisitions Limited, a London Stock Exchange listed entertainment company. From 2010 to 2012, Mr. Gustafson was the President and Chief Executive Officer of Euromax Resources Limited, a Toronto Stock Exchange listed mineral exploration company. From 2005 to 2009, he served as Chairman and Chief Executive Officer of Triangle Energy Corporation, a New York Stock Exchange listed oil and gas exploration company, from 2004 to 2006, he served as President and Chief Executive Officer of Torrent Energy Corporation, a private oil and gas company, and from 2001 to 2002, he served as a financial consultant for Samson Oil & Gas and Peavine Resources, two private oil and gas companies. From 1997 to 1999, Mr. Gustafson served as President and Chief Executive Officer of Total Energy Services Ltd., a Toronto Stock Exchange listed oilfield services company, from 1993 to 1995, he served as the Chief Financial Officer of Q/media Software Corporation, a Toronto Stock Exchange listed software company, and from 1987 to 1993, he served initially as the Chief Financial Officer and then as a Vice President in charge of two operating divisions at EnServ Corporation, a Toronto Stock Exchange listed oilfield services company. From 1981 to 1987, he served as an audit manager at Price Waterhouse in Calgary Alberta. Mr. Gustafson received his Bachelor of Business Administration from Wilfrid Laurier University. Mr. Gustafson has been a Chartered Accountant since 1983.

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

Board Committees

Our Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The responsibilities of the Audit Committee (which consists of Mr. Gustafson (Chair), Mr. Oram and Mr. Horne) include recommending to the Board the independent registered public accounting firm to be retained by our company, reviewing with our independent registered public accounting firm the scope and results of their audits, and reviewing with the independent registered public accounting firm and management our accounting and reporting principles, policies and practices, as well as our accounting, financial and operating controls and staff. The Compensation Committee (which consists of Mr. Gustafson and Mr. Oram) has responsibility for establishing and reviewing employee compensation. The Compensation Committee also has responsibility for administering and interpreting the Alzamend Neuro, Inc. 2016 Stock Incentive Plan, Alzamend Neuro, Inc. 2021 Stock Incentive Plan and the Alzamend Neuro, Inc. 2025 Stock Incentive Plan, and determining the recipients, amounts and other terms (subject to the requirements of the Plans) of stock options and other equity-based awards which may be granted under the 2016 Stock Incentive Plan, the 2021 Stock Incentive Plan and the 2025 Stock Incentive Plan, from time to time. The purpose of the Nominating and Corporate Governance Committee (which currently consists solely of Mr. Oram (Chair)) is to select, or recommend for our entire Board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders, as well as to consider the adequacy of our corporate governance and oversee and approve management continuity planning processes.

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

** HDI issued a press release on August 15, 2023 which summarized the terms of HDI’s and Mr. Ault’s settlement with the SEC. The press release announced, in pertinent part, that, “Under terms of the settlement, [HDI] and Mr. Ault neither admit nor deny the SEC’s findings, which do not entail intentional misconduct. [HDI] will pay a civil penalty of $700,000 that was fully accrued in the fourth quarter of 2022; Mr. Ault will pay disgorgement of $85,504 and a civil penalty of $150,000. In addition, [HDI] has undertaken to retain an independent consultant to conduct a comprehensive review of [HDI]’s internal control over financial reporting and disclosure controls and procedures, and to issue a report providing recommendations for improvements.” All the foregoing payments were made in August 2023.

The action brought by the SEC alleged that (i) HDI had violated Sections 17(a)(2) and 17(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”) and Sections 13(a), 13(b)(2)(A), 13(b)(2)(B) and 14(a) of the Exchange Act and Exchange Act Rules 12b-20, 13a-1, 13a-11, 13a-13, 13a-15(a), 14a-3, and 14a-9 thereunder and (ii) Mr. Ault had violated, and caused HDI to violate, Sections 17(a)(2) and 17 (a)(3) of the Securities Act and Exchange Act Section 14(a) and Exchange Act Rules 14a-3 and 14a-9, caused HDI’s violations of Exchange Act Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) and Exchange Act Rules 13a-1, 13a-11, 13a-13, and 12b-20, and violated Exchange Act Rule 13b2-1. In summary, the foregoing sections and rules relate to alleged violations of U.S. federal securities laws consisting of, without limitation, material misstatements regarding certain businesses of HDI, the failure to disclose interests in related person transactions, improper recording of purported consulting services, erroneous accounting of investments, and the failure to maintain accounting and disclosure controls.

Further, the SEC ordered each of HDI, Mr. Ault and Mr. Horne to cease and desist from committing or causing any violations and future violations of the foregoing sections and rules of the Securities Act and Exchange Act that the SEC had alleged had been violated by each of them.

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

Summary Compensation Table

The following table sets forth summary compensation information for the following persons: (i) all persons serving as our principal executive officer during the years ended April 30, 2026 and 2025, and (ii) up to our two other most highly compensated executive officers who received compensation during the years ended April 30, 2026 and 2025, who were executive officers on the last day of our fiscal year. We refer to these persons as our “named executive officers” in this Annual Report. The following table includes all compensation earned by the named executive officers for the respective period, regardless of whether such amounts were actually paid during the period:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock award ($)	Option Awards ($)	All Other Compensation(1) ($)	Total ($)
Stephan S. Jackman	2026	350,000	80,000	—	349,583	19,832	799,415
Chief Executive Officer	2025	350,000	100,000	—	—	18,288	468,288

David J. Katzoff	2026	150,000	—	—	233,055	—	383,055
Chief Financial Officer	2025	150,000	—	—	—	—	150,000

(1)	The amounts included in “All Other Compensation” consist of health insurance benefits.

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

During the fiscal year ended April 30, 2026, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the SEC.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on outstanding equity awards as of April 30, 2026 awarded to our named executive officers:

	OUTSTANDING EQUITY AWARDS AT APRIL 30, 2026
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Stephan Jackman	740	741	741	1,579.50	11/29/2032
	225,000	225,000	-	2.33	11/13/2035
David J. Katzoff	296	-	-	1,350.00	1/21/2029
	630	-	-	2,025.00	11/1/2029
	185	-	-	2,025.00	11/26/2029
	-	741	741	2,025.00	11/18/2029
	150,000	150,000	-	2.33	11/13/2035

Incentive Compensation Plans

2016 Stock Incentive Plan

In April 2016, our stockholders approved our company’s 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of a maximum of 9,259 shares of our common stock to be offered to our directors, officers, employees and consultants. On March 1, 2019, our stockholders approved an additional 5,556 shares to be available for issuance under the 2016 Plan. Options granted under the 2016 Plan have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the 2016 Plan are subject to a vesting period determined at the date of grant. In November 2025, the Board adopted a resolution to terminate the 2016 Plan once the outstanding options granted under the 2016 Plan had been exercised, cancelled or expired. As a result, no new grants will be made from the 2016 Plan.

2021 Stock Incentive Plan

In February 2021, our stockholders approved our company’s 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of a maximum of 7,407 shares of our common stock to be offered to our directors, officers, employees and consultants. Options granted under the 2021 Plan have an exercise price equal to or greater than the fair value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire ten years from the date of grant. Restricted stock awards granted under the 2021 Plan are subject to a vesting period determined at the date of grant. In November 2025, the Board adopted a resolution to terminate the 2021 Plan once the outstanding options granted under the 2021 Plan had been exercised, cancelled or expired. As a result, no new grants will be made from the 2021 Plan.

2025 Stock Incentive Plan

In April 2026, our stockholders approved our company’s 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the grant to eligible individuals of (1) stock options (incentive and non-statutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, and (5) other stock-based compensation.

Stock Subject to the 2025 Plan.   The maximum number of shares of our common stock that may be issued under the 2025 Plan is 1,600,000 shares, which number will be increased to the extent that compensation granted under the 2025 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2025 Plan). Substitute awards (awards made or shares issued by us in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that we acquire or any subsidiary of ours or with which we or any subsidiary combines) will not reduce the shares authorized for grant under the 2025 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2025 Plan.

No Liberal Share Recycling.   Notwithstanding anything to the contrary, any and all stock that is (i) withheld or tendered in payment of an option exercise price; (ii) withheld by us or tendered by the grantee to satisfy any tax withholding obligation with respect to any award; (iii) covered by a SAR that it is settled in stock, without regard to the number of shares of stock that are actually issued to the grantee upon exercise; or (iv) reacquired by us on the open market or otherwise using cash proceeds from the exercise of options, will not be added to the maximum number of shares of stock that may be issued under the 2025 Plan.

Eligibility.   Employees of, and consultants to, our company or our affiliates and members of our Board are eligible to receive equity awards under the 2025 Plan. Only our employees, and employees of our parent and subsidiary corporations, if any, are eligible to receive incentive stock options. Employees, directors (including non-employee directors) and consultants of or for our company and our affiliates are eligible to receive non-statutory stock options, restricted stock, purchase rights and any other form of award the 2025 Plan authorizes.

Purpose.   The purpose of the 2025 Plan is to promote the interests of our company and our stockholders by providing executive officers, employees, non-employee directors, and key advisors of our company and our subsidiaries with appropriate incentives and rewards to encourage them to enter into and remain in their positions with us and to acquire a proprietary interest in our long-term success, as well as to reward the performance of these individuals in fulfilling their personal responsibilities for long-range and annual achievements.

Administration.   Unless otherwise determined by the Board, the Compensation Committee administers the 2025 Plan. The Compensation Committee is composed solely of “non-employee directors” within the meaning of Rule 16b-3 under the Exchange Act, “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code, and “independent directors” within the meaning of the Nasdaq Marketplace Rules. The Compensation Committee has the power, in its discretion, to grant awards under the 2025 Plan, to select the individuals to whom awards are granted, to determine the terms of the grants, to interpret the provisions of the 2025 Plan and to otherwise administer the 2025 Plan. Except as prohibited by applicable law or any rule promulgated by a national securities exchange to which our company may in the future be subject, the Compensation Committee may delegate all or any of its responsibilities and powers under the 2025 Plan to one or more of its members, including, without limitation, the power to designate participants and determine the amount, timing and term of awards under the 2025 Plan. In no event, however, will the Compensation Committee have the power to accelerate the payment or vesting of any award, other than in the event of death, disability, retirement or a change of control of our company.

The 2025 Plan provides that members of the Compensation Committee will be indemnified and held harmless by us from any loss or expense resulting from claims and litigation arising from actions related to the 2025 Plan.

Term.   The 2025 Plan was effective as of April 17, 2026, and awards may be granted through April 16, 2036. No awards may be granted under the 2025 Plan subsequent to that date. The Board may suspend or terminate the 2025 Plan without stockholder approval or ratification at any time or from time to time.

Amendments.   Subject to the terms of the 2025 Plan, the Compensation Committee, as administrator, has the sole discretion to interpret the provisions of the 2025Plan and outstanding awards. Our Board generally may amend or terminate the 2025 Plan at any time and for any reason, except that no amendment, suspension or termination may impair the rights of any participant without his or her consent, and except that approval of our stockholders is required for any amendment which, among provisions, increases the number of shares of common stock subject to the 2025 Plan, decreases the price at which grants may be granted and reprices existing options.

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

Adjustments upon Changes in Capitalization.   In the event of any merger, reorganization, consolidation, recapitalization, dividend or distribution (whether in cash, shares or other property, other than a regular cash dividend), stock split, reverse stock split, spin-off or similar transaction or other change in our corporate structure affecting our common stock or the value thereof, appropriate adjustments to the 2025 Plan and awards will be made as the Board determines to be equitable or appropriate, including adjustments in the number and class of shares of stock available for issuance under the 2025 Plan, the number, class and exercise or grant price of shares subject to awards outstanding under the 2025 Plan, and the limits on the number of awards that any person may receive.

Change of Control.   Agreements evidencing awards under the 2025 Plan may provide that upon a Change of Control (as defined in the 2025 Plan), unless otherwise provided in the agreement evidencing an award), outstanding awards may be cancelled and terminated without payment if the consideration payable with respect to one share of stock in connection with the Change of Control is less than the exercise price or grant price applicable to such award, as applicable.

Notwithstanding any other provisions of the 2025 Plan to the contrary, the vesting, payment, purchase or distribution of an award may not be accelerated by reason of a Change of Control for any participant unless the Grantee’s employment is involuntarily terminated as a result of the Change of Control as provided in the Award agreement or in any other written agreement, including an employment agreement, between us and the participant. If the Change of Control results in the involuntary termination of participant’s employment, outstanding awards will immediately vest, become fully exercisable and may thereafter be exercised.

Generally, under the 2025 Plan, a Change of Control occurs upon (i) the consummation of a reorganization, merger or consolidation of our company with or into another entity, pursuant to which our stockholders immediately prior to the transaction do not own more than 50% of the total combined voting power after the transaction, (ii) the consummation of the sale, transfer or other disposition of all or substantially all of our assets, (iii) certain changes in the majority of our Board from those in office on the effective date of the 2025 Plan, (iv) the acquisition of more than 50% of the total combined voting power in our outstanding securities by any person, or (v) we are dissolved or liquidated.

Types of Awards

Stock Options.   Incentive stock options and non-statutory stock options are granted pursuant to award agreements adopted by our Compensation Committee. Our Compensation Committee determines the exercise price for a stock option, within the terms and conditions of the 2025 Plan; provided, that the exercise price of an incentive stock option cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the 2025 Plan vest at the rate specified by our Compensation Committee.

The Compensation Committee determines the term of stock options granted under the 2025 Plan, up to a maximum of 10 years, except in the case of certain Incentive Stock Options, as described below. The Compensation Committee will also determine the length of period during which an optionee may exercise their options if an optionee’s relationship with us, or any of our affiliates, ceases for any reason; for incentive stock options, this period is limited by applicable law. The Compensation Committee may extend the exercise period in the event that exercise of the option following termination of service is prohibited by applicable securities laws. In no event, however, may an option be exercised beyond the expiration of its term unless the term is extended in accordance with applicable law.

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

Unless the Compensation Committee provides otherwise, options are generally transferable in accordance with applicable law, provided that any transferee of such options agrees to become bound by the terms of the 2025 Plan. An optionee may also designate a beneficiary who may exercise the option following the optionee’s death.

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

Restricted Stock and Restricted Stock Units.   Restricted stock is common stock that we grant subject to transfer restrictions and vesting criteria. A restricted stock unit is a right to receive stock or cash equal to the value of a share of stock at the end of a specified period that we grant subject to transfer restrictions and vesting criteria. The grant of these awards under the 2025 Plan are subject to such terms, conditions and restrictions as the Compensation Committee determines consistent with the terms of the 2025 Plan.

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

Other Stock-Based Awards.   The 2025 Plan also allows the Compensation Committee to grant “Other Stock-Based Awards,” which means a right or other interest that may be denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, common stock. Subject to the limitations contained in the 2025 Plan, this includes, without limitation, (i) unrestricted stock awarded as a bonus or upon the attainment of performance goals or otherwise as permitted under the 2025 Plan, and (ii) a right to acquire stock from us containing terms and conditions prescribed by the Compensation Committee. At the time of the grant of other stock-based awards, the Compensation Committee may place restrictions on the payout or vesting of other stock-based awards that will lapse, in whole or in part, only upon the attainment of performance goals; provided that such Performance Goals will relate to periods of performance of at least one fiscal year, and if the award is granted to a 162(m) Officer, the grant of the Award and the establishment of the performance goals will be made during the period required under Internal Revenue Code Section 162(m). Other Stock-Based Awards may not be granted with the right to receive dividend equivalent payments.

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

Director Compensation

Effective January 1, 2026, the Company pays each independent director, other than Mr. Horne, an annual base amount of $35,000. In addition, the chairperson of the audit committee (Mr. Gustafson) and the compensation committee (vacant) receive an additional $10,000 annually. Mr. Horne, our other independent director, receives an annual base amount of $50,000 for serving as Chairman of the Board. Additionally, our Board makes recommendations for adjustments to an independent director’s compensation when the level of services provided are significantly above what was anticipated.

The table below sets forth, for each non-employee director, the total amount of compensation related to his or her service during the year ended April 30, 2026:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Options awards ($)	All other compensation ($)	Total ($)
William B. Horne	50,000	-	46,611	-	96,611
Milton C. Ault III	25,000	-	77,685	-	102,685
Mark Gustafson	31,667	-	46,611	-	78,278
Lynne Fahey McGrath (1)	31,667	-	46,611	-	78,278
Jeffrey Oram	28,333	-	46,611	-	74,944
Andrew H. Woo (2)	14,583	-	46,611	-	61,194

(1)	– Dr. McGrath passed away on July 20, 2026

(2)	– Mr. Woo passed away on November 14, 2025

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the beneficial ownership of our common stock as of July 22, 2026, held by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each of our directors and director nominees, (iii) each of our executive officers, and (iv) all of our directors, director nominees and executive officers as a group. As of July 22, 2026, there were 4,791,525 shares of our common stock issued and outstanding.

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

Directors and Executive Officers:	Number of shares of Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned
Milton C. Ault, III (1)	213,010	4.37%
Stephan Jackman (2)	271,925	5.37%
David J. Katzoff (3)	182,976	3.68%
Henry C.W. Nisser (4)	36,250	*
William B. Horne (5)	36,250	*
Mark Gustafson (6)	36,294	*
Jeffrey Oram (7)	36,324	*
All directors and named executive officers as a group (7 persons)	813,029	14.65%

*	Less than 1% of outstanding shares.

(1)	Consists of (i) 116,648 shares of common stock held by Ault Lending, (ii) 11,068 shares of common stock held by ALSI, (iii) 61 shares of common stock held by ALSF, (iv) 24,816 shares of common stock issuable upon exercise of currently exercisable warrants held by Ault Lending, and (v) 60,417 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days. Ault Lending is a wholly-owned subsidiary of Hyperscale Data. Mr. Ault, the Executive Chairman of Hyperscale Data, is deemed to have voting and investment power with respect to the securities held of record by Ault Lending. Mr. Ault has sole voting and investment power with respect to the securities held of record by ALSI and ALSF.

(2)	Consist of (i) 50 shares of our common stock and (ii) 271,875 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(3)	Consists of (i) 615 shares of our common stock and (ii) 182,361 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(4)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days. Mr. Nisser’s address is 122 East 42nd Street, 50th Floor, Suite 5000, New York, New York 10168.

(5)	Represents shares of our common stock issuable upon the exercise of stock options, which are currently exercisable or exercisable within 60 days.

(6)	Consists of (i) 44 shares of our common stock and (ii) 36,250 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(7)	Consists of (i) 74 shares of our common stock and (ii) 36,250 shares of our common stock issuable upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of April 30, 2026:

			Number of securities
	Number of securities	Weighted-	remaining available for
	to be issued	average	future issuance under
	upon exercise	exercise price	equity compensation plans
	of outstanding	of outstanding	(excluding securities
	options, warrants and rights	options, warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by stockholders	1,593,704	$6.32	10,000
Equity compensation plans not approved by stockholders	3,296	2,080.77	-
Total	1,597,000	$10.60	10,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

To the best of our knowledge, during our most recent fiscal year end on April 30, 2026, other than as set forth below, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $33,412, or 1% of the average total assets at year-end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Our accounting and finance office is located in Orange County, California utilizing shared office space within the offices of HDI, a related party. Our legal office is located in New York, NY utilizing shared office space within the offices of HDI. We currently do not pay rent for our Orange County, California or New York, NY office spaces.

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

Director Independence

	Independent(1)	Audit Committee	Nominating and Governance Committee(2)	Compensation Committee(3)
Director
Stephan Jackman	No
William B. Horne	Yes	X
Milton C. Ault	No
Henry Nisser	No
Mark Gustafson	Yes	C		X
Jeffrey Oram	Yes	X	C	X

____________

C – Chairman of committee

X – Member of committee

(1)	Dr. McGrath, who passed away on July 20, 2026, was an independent member of the board of directors. As a result of her passing, the board of directors does not currently consist of a majority of independent directors. Under Nasdaq rules, we have until the earlier of (i) our next annual stockholders meeting or (ii) one year from the occurrence of the event that caused the failure to comply with the requirement to have a majority of independent directors. Our board of directors will appoint a new independent director in due time.
(2)	Dr. McGrath was a member of the nominating and governance committee. Our board of directors will appoint a new member in due time.
(3)	There is currently no chairman of the compensation committee. Dr. McGrath was the chairman of the compensation committee. Our board of directors will appoint a new chairman in due time.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Haskell & White LLP (“Haskell & White”) served as our independent registered public accounting firm for the years ended April 30, 2026 and 2025.

Fees and Services

The following table shows the aggregate fees paid by us for professional services by Haskell & White for the years ended April 30, 2026 and 2025:

	2026	2025
Audit Fee	$150,000	$139,500
Audit-Related Fees	8,000	16,500
Tax Fees	—	—
All Other Fees	—	—
Total	$158,000	$156,000

Audit Fee. This category includes the aggregate fees paid for professional services rendered for the audits of our financial statements during the years ended April 30, 2026 and 2025, for the reviews of the interim financial statements during the years ended April 30, 2026 and 2025, and for other services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the relevant years.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 6, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 8, 2025).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
3.7	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 3, 2025).
4.1	Form of Warrant (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on February 2, 2024).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on May 9, 2024).
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K filed with the SEC on February 28, 2025).
4.4*	Description of Capital Stock.
10.1	Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated May 1, 2016 (incorporated by reference to Exhibit 6.1 of Form DOS/A filed with the SEC on September 29, 2016).
10.2	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.3 of Form 1-K filed with the SEC on February 21, 2019).
10.3	Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated July 2, 2018 (incorporated by reference to Exhibit 6.4 of Form 1-K filed with the SEC on February 21, 2019).
10.4	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.6 of Form 1-K filed with the SEC on August 28, 2020).
10.5	Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated June 10, 2020 (incorporated by reference to Exhibit 6.7 of Form 1-K filed with the SEC on August 28, 2020).
10.6+	2016 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 99.1 of Form S-8 filed with the SEC on July 13, 2021).
10.7+	2021 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 of Form S-8 filed with the SEC on July 13, 2021).
10.8	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.13 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.9	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC19050 with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.14 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.10	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC19051 with the University of South Florida Research Foundation, Inc., dated April 16, 2023 (incorporated by reference to Exhibit 10.15 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.11	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18110 with the University of South Florida Research Foundation, Inc., dated June 8, 2023 (incorporated by reference to Exhibit 10.16 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.12	Form of Amendment to Standard Exclusive License Agreement with Sublicensing Terms Number LIC18111 with the University of South Florida Research Foundation, Inc., dated June 8, 2023 (incorporated by reference to Exhibit 10.17 of annual report on Form 10-K filed with the SEC on July 27, 2023).
10.13+	2025 Stock Incentive Plan (incorporated by reference to Annex A of the definitive proxy statement on Schedule 14A filed with the SEC on February 26, 2026).
10.14	At-The-Market Issuance Sales Agreement, dated March 6, 2026, with Ascendiant Capital Markets, LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on March 6, 2026).
19.1	Insider Trading Policy of Alzamend Neuro, Inc. (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K filed with the SEC on July 22, 2025).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 of the registration statement on Form S-1 filed with the SEC on June 3, 2024).
23.1*	Consent of Haskell & White LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney. Reference is made to the signature page hereto.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
97.1	Alzamend Neuro, Inc., Clawback Policy (incorporated by reference to Exhibit 97.1 of the annual report on Form 10-K filed with the SEC on July 30, 2024).
101.INS*	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: July 22, 2026	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: July 22, 2026	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

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

Name	Title	Date

By: /s/ Stephan Jackman Stephan Jackman	Chief Executive Officer and Director (principal executive officer)	July 22, 2026

By: /s/ David J. Katzoff David J. Katzoff	Chief Financial Officer (principal financial and accounting officer)	July 22, 2026

By: /s/ William B. Horne William B. Horne	Chairman of the Board	July 22, 2026

By: /s/ Milton C. Ault III Milton C. Ault III	Vice Chairman of the Board	July 22, 2026

By: /s/ Henry Nisser Henry Nisser	Executive Vice President, General Counsel and Director	July 22, 2026

By: /s/ Mark Gustafson Mark Gustafson	Director	July 22, 2026

By: /s/ Jeffrey Oram Jeffrey Oram	Director	July 22, 2026

INDEX TO FINANCIAL STATEMENTS

ALZAMEND NEURO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Alzamend Neuro, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alzamend Neuro, Inc. (the “Company”) as of April 30, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

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

Irvine, California

July 22, 2026

ALZAMEND NEURO, INC.

Balance Sheets

	April 30, 2026	April 30, 2025
ASSETS

CURRENT ASSETS

Cash	$710,689	$3,948,658
Prepaid expenses and other current assets	1,053,808	228,719
TOTAL CURRENT ASSETS	1,764,497	4,177,377
Property, plant and equipment, net	314,866	425,606
TOTAL ASSETS	$2,079,363	$4,602,983

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$1,346,152	$634,761
TOTAL LIABILITIES, ALL CURRENT	1,346,152	634,761

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Series B Convertible Preferred Stock, $1,000 stated value per share, nil and 6,000 shares designated; nil and 2,100 issued and outstanding as of April 30, 2026 and 2025, respectively	-	-
Series C Convertible Preferred Stock, $10,000 stated value per share, nil and 1,000 shares designated; nil and 150.7176 issued and outstanding as of April 30, 2026 and 2025, respectively	-	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 4,256,039 and 778,733 issued and outstanding as of April 30, 2026 and 2025, respectively	425	78
Additional paid-in capital	68,040,429	62,503,405
Accumulated deficit	(67,307,643)	(58,535,261)
TOTAL STOCKHOLDERS’ EQUITY	733,211	3,968,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,079,363	$4,602,983

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Operations

	For the Years Ended April 30,
	2026	2025
OPERATING EXPENSES
Research and development	$3,629,785	$1,414,928
General and administrative	5,137,056	3,081,896
Total operating expenses	8,766,841	4,496,824
Loss from operations	(8,766,841)	(4,496,824)

OTHER EXPENSE, NET
Interest income	1,078	-
Interest expense	(6,619)	(18,029)
Total other expense, net	(5,541)	(18,029)
NET LOSS	(8,772,382)	(4,514,853)

Dividends on preferred shares	-	(117,022)
Deemed dividend on warrant modification issued with preferred shares	-	(473,209)
NET LOSS AVAILABLE TO COMMON SHARES	$(8,772,382)	$(5,105,084)

Basic and diluted net loss per common share	$(2.63)	$(11.32)

Basic and diluted weighted average common shares outstanding	3,337,143	450,799

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended April 30, 2026 and April 30, 2025

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, April 30, 2024	-	$-	2,100	$-	-	$-	76,444	$8	$51,426,215	$(54,020,408)	$(2,594,185)

Issuance of common stock for cash, net of issuance costs	-	-	-	-	-	-	235,907	24	2,704,028	-	2,704,052

Issuance of common stock for restricted stock awards	-	-	-	-	-	-	18	-	-	-	-

Issuance of preferred stock for cash, net of issuance costs	800	-	-	-	75	-	-	-	7,736,144	-	7,736,144

Proceeds from stock option exercise	-	-	-	-	-	-	1,111	-	600	-	600

Conversion of preferred stock to common stock	(712)	-	-	-	(24)	-	465,253	46	(46)	-	-

Conversion of note payable and interest to Series A preferred stock	-	-	-	-	-	-	-	-	311,356	-	311,356

Exchange of series A preferred stock to series C preferred stock	(97)	-	-	-	97	-	-	-	-	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	-	-	325,108	-	325,108

Preferred dividends	9	-	-	-	2	-	-	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(4,514,853)	(4,514,853)

BALANCES, April 30, 2025	-	$-	2,100	$-	150	$-	778,733	$78	$62,503,405	$(58,535,261)	$3,968,222

Issuance of common stock for cash, net of issuance costs	-	-	-	-	-	-	451,298	45	794,799	-	794,844

Issuance of preferred stock for cash, net of issuance costs	-	-	-	-	425	-	-	-	4,035,000	-	4,035,000

Conversion of preferred stock to common stock	-	-	(2,100)	-	(575)	-	3,026,008	302	(302)	-	-

Stock-based compensation to employees, directors and consultants	-	-	-	-	-	-	-	-	707,527	-	707,527

Net loss	-	-	-	-	-	-	-	-	-	(8,772,382)	(8,772,382)

BALANCES, April 30, 2026	-	$-	-	$-	-	$-	4,256,039	$425	$68,040,429	$(67,307,643)	$733,211

The accompanying notes are an integral part of these financial statements.

ALZAMEND NEURO, INC.

Statements of Cash Flows

	For the Years Ended April 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,772,382)	$(4,514,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	110,740	50,740
Interest expense - debt discount	-	9,286
Stock-based compensation to employees, directors and consultants	707,527	325,108
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(825,089)	(149,525)
Accounts payable and accrued liabilities	711,391	(2,288,942)
Net cash used in operating activities	(8,067,813)	(6,568,186)
Cash flows from investing activities:
Purchase of equipment	-	(300,000)
Net cash used in investing activities	-	(300,000)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	794,844	2,704,052
Proceeds from stock option exercise	-	600
Net proceeds from the issuance of preferred stock	4,035,000	7,736,144
Net cash provided by financing activities	4,829,844	10,440,796
Net (decrease) increase in cash	(3,237,969)	3,572,610
Cash at beginning of period	3,948,658	376,048
Cash at end of period	$710,689	$3,948,658

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series A convertible preferred stock to common stock	$-	$7,120,133
Conversion of Series B convertible preferred stock to common stock	$2,100,000	$-
Conversion of Series C convertible preferred stock to common stock	$5,757,176	$239,712
Fair value of warrants issued in connection with Series A convertible preferred stock	$-	$1,635,489
Preferred stock dividends	$-	$117,022
Conversion of note payable and accrued interest into Series A convertible preferred stock	$-	$311,356
Exchange of Series A convertible preferred stock into Series C convertible preferred stock	$-	$977,511
Fair value of warrants issued with preferred stock	$-	$577,073

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

On May 6, 2025, pursuant to the authorization provided by the Company’s stockholders at its annual meeting of stockholders, the Company filed an amendment to the Certificate of Incorporation to effectuate a reverse stock split of the Company’s issued and outstanding Common Stock by a ratio of one-for-nine (the “Reverse Split”). The Reverse Split did not affect the number of authorized shares of Common Stock, preferred stock or their respective par value per share. As a result of the Reverse Split, each nine shares of Common Stock issued and outstanding prior to the Reverse Split were converted into one share of Common Stock. The Reverse Split became effective in the State of Delaware on May 12, 2025. All share amounts in these financial statements have been updated for all periods presented to reflect the Reverse Split.

2. LIQUIDITY, GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. As of April 30, 2026, the Company had cash of $711,000 and an accumulated deficit of $67.3 million. For the year ended April 30, 2026, the Company had a net loss of $8.8 million and cash used in operating activities of $8.1 million. The Company had cash as of April 30, 2025, totaling $3.9 million and accumulated deficit of $58.5 million. In the past, the Company has financed its operations principally through issuances of equity and debt instruments.

During the year ended April 30, 2026, the Company sold an aggregate of 451,298 shares of Common Stock pursuant to an at-the-market offering for proceeds of $795,000 (see Note 9).

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

On March 20, 2026, the Company was notified by the staff of The Nasdaq Stock Market LLC (“Nasdaq”) that that its stockholders’ equity as reported in its Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2026 (the “Form 10-Q”), did not satisfy the continued listing requirement under Nasdaq Listing Rule 5550(b)(1) for the Nasdaq Capital Market, which requires that a listed company’s stockholders’ equity be at least $2.5 million. As reported on its Form 10-Q, the Company’s stockholders’ equity as of January 31, 2026 was approximately $2.2 million. As reported in this Annual Report, the Company’s stockholders’ equity as of April 30, 2026 was approximately $0.7 million.

In accordance with Nasdaq Listing Rules, the Company was provided an initial period of 45 calendar days, or until May 4, 2026, to submit a plan to regain compliance. On May 4, 2026, the Company submitted a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1) to Nasdaq. On May 19, 2026, Nasdaq granted the Company an extension of time to regain compliance on or before September 16, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of April 30, 2026 and 2025, the Company had no cash equivalents.

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

Income Taxes

The Company determines its income taxes under the asset and liability method. Under the asset and liability approach, deferred income tax assets and liabilities are calculated and recorded based upon the future tax consequences of temporary differences by applying enacted statutory tax rates applicable to future periods for differences between the financial statements carrying amounts and the tax basis of existing assets and liabilities. Generally, deferred income taxes are classified as current or non-current in accordance with the classification of the related asset or liability. Those not related to an asset or a liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are provided for significant deferred income tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of April 30, 2026, the Company had fully reserved the net deferred income tax assets by taking a full valuation allowance against these assets.

The Company recognizes tax liabilities by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized and also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The minimum threshold is defined as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. To the extent that the final tax outcome of these matters is different than the amount recorded, such differences impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense. U.S. GAAP also requires management to evaluate tax positions taken by the Company and recognize a liability if the Company has taken uncertain tax positions that more likely than not would not be sustained upon examination by applicable taxing authorities. Management of the Company has evaluated tax positions taken by the Company and has concluded that as of April 30, 2026, there were no uncertain tax positions taken, or expected to be taken, that would require recognition of a liability that would require disclosure in the financial statements.

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

During the year ended April 30, 2026, based on the terms of the Company’s warrant agreements, the Company accounted for the warrants as equity instruments as the warrants were indexed to the Common Stock, required settlement in shares and would be classified as equity under ASC 815.

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

The following sets forth the number of shares of Common Stock underlying outstanding options and warrants that have been excluded from the computation of loss per common share:

	For the Years Ended April 30,
	2026	2025
Stock options	1,597,000	12,854
Warrants	135,972	137,051
	1,732,972	149,905

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

Segment Reporting

In fiscal year 2025, the Company adopted Accounting Standard Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company operates as a single operating and reportable segment, which reflects the manner in which the Chief Operating Decision Maker, who is the Company’s Chief Executive Officer, manages the business and allocates resources. The Company is a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s, BD, MDD and PTSD, with key operational decisions based on cash availability, development milestones, and return on investment associated with future manufacturing and commercialization opportunities.

Recent Accounting Standards

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires entities to disclose specific rate reconciliations, amount of income taxes separated by federal and individual jurisdiction, and the amount of income (loss) from continuing operations before income tax expense (benefit) disaggregated between federal, state, and foreign. The Company adopted this for its fiscal year beginning May 1, 2025, prospectively. Adoption impacted footnote disclosures only, with no material effect on financial position or results of operations.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to require disaggregated disclosure of certain income statement expense line items, such as purchases of inventory, employee compensation, and depreciation and amortization. The new standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively, but retrospective application is permitted. Management is currently evaluating the impact of this guidance on its financial statements.

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	April 30, 2026	April 30, 2025
Prepaid clinical trial expenses	$991,850	$178,922
Prepaid insurance	41,972	42,584
Other prepaid expenses	19,986	7,213
Total prepaid expenses and other current assets	$1,053,808	$228,719

On June 14, 2025, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $220,000. Prepaid insurance at April 30, 2026 represented the unamortized portion of directors’ and officers’ insurance. In July 2025, the Company initiated its Phase II clinical trial of AL001 in patients with BD. Prepaid clinical trial expenses at April 30, 2026 represented the prepaid expenses association with that trial.

5. INCOME TAXES

The following is a geographical breakdown of the Company’s loss before the provision for income taxes:

	April 30, 2026	April 30, 2025
Pre-tax loss:
Federal	$(8,771,281)	$(4,514,853)

Total pre-tax loss	$(8,771,281)	$(4,514,853)

Significant components of the Company’s deferred tax assets were as follows:

	April 30, 2026	April 30, 2025
Deferred income tax asset:
Accruals	$-	$3,705
Capitalized research expenditures	1,376,933	2,022,954
Net operating loss carryover	12,950,374	10,566,664
Stock-based compensation	1,082,661	2,677,922
Total deferred tax asset	15,409,968	15,271,245
Fixed assets	(14,114)	(23,848)
Valuation allowance	(15,395,854)	(15,247,397)
Deferred income tax asset, net of allowance	$-	$-

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	April 30, 2026	Percent
U.S. Federal statutory tax rate	(1,841,969)	21.0%
State and local income tax, net of federal income tax effect (1)	-	0.0%
Change in valuation allowance	211,325	-2.4%
Nontaxable / Nondeductible Items
Other	7,112	0.1%
Other
Stock Compensation – cancellations/expirations	1,623,532	-18.5%
Total provision for income taxes	-	0.0%

(1)	The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	April 30, 2025	April 30, 2024
Tax benefit at U.S. Federal statutory tax rate	21.0%	21.0%
State income tax, net of federal benefit	-32.0%	28.9%
Increase (decrease) in tax rate resulting from:
Change in valuation allowance	11.5%	-49.8%
Stock-based compensation	-0.3%	-0.1%
Other	-0.2%	0.0%
Effective tax rate	0.0%	0.0%

 The amounts of cash income taxes paid by the Company were as follows:

For the Year Ended April 30, 2026
Federal	$-
State and Local:
California	800
North Carolina	200
Other	100
1,100
Foreign	-
Other	-
Income taxes, net of amounts refunded	$1,100

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the Company’s deferred tax assets will be realized. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making such assessments. Given historical generation of and expected future taxable losses, management determined it is more likely than not that some or all of the deferred tax assets will not be realized. Therefore, a full valuation allowance was maintained, as of the years ended April 30, 2026 and 2025, of $15,395,854 and $15,247,397, respectively.

At April 30, 2026, the Company maintained U.S. Federal and state net operating loss (“NOL”) carryovers of approximately $55.3 million and $23.8 million, respectively. Federal and state NOLs begin to expire in various years depending on relevant jurisdiction. In accordance with Internal Revenue Code §382 (“IRC §382”), the future deductibility of the Company’s NOL’s may be subject to an annual limitation in the event of a change in control as defined by applicable regulations. The Company has yet to complete a formal study to confirm NOL’s are not limited in utilization per IRC §382 and may reduce applicable deferred tax assets upon completion of such a study, in future periods.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company had no uncertain tax positions as of April 30, 2026.

The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. As of April 30, 2026, no interest or penalties have been recorded pertaining to uncertain tax positions.

The Company is subject to taxation in the United States and various U.S. state jurisdictions. All tax years remain open to examination by the Internal Revenue Service and relevant state authorities.

The One Big Beautiful Bill Act (“OBBB Act”) was enacted on July 4, 2025, in the United States. The OBBB Act included several significant provisions, including re-establishing a 100% bonus depreciation deduction, re-establishing rules in calculating business interest expense limitations pursuant to Internal Revenue Code §163(j), changing the calculation of international tax inclusions, and removing the capitalization requirements for domestic research or experimental expenditures paid or incurred in tax years beginning after December 31, 2024. Management has considered applicable tax impacts of the OBBB Act within the financial statements for the fiscal year ended April 30, 2026.

6. STOCK-BASED COMPENSATION

2016 Stock Incentive Plan

On April 30, 2016, the Company’s stockholders approved the Company’s 2016 Stock Incentive Plan (the “2016 Plan”). The 2016 Plan provides for the issuance of a maximum of 9,259 shares of Common Stock to be offered to the Company’s directors, officers, employees, and consultants. On March 1, 2019, the Company’s stockholders approved an additional 5,556 shares to be available for issuance under the 2016 Plan. Options granted under the 2016 Plan have an exercise price equal to or greater than the fair value of the underlying Common Stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the 2016 Plan are subject to a vesting period determined at the date of grant.

2021 Stock Incentive Plan

In February 2021, the Company’s stockholders approved the Company’s 2021 Stock Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the issuance of a maximum of 7,407 shares of Common Stock to be offered to the Company’s directors, officers, employees, and consultants. Options granted under the 2021 Plan have an exercise price equal to or greater than the fair value of the underlying Common Stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire between five and 10 years from the date of grant. Restricted stock awards granted under the 2021 Plan are subject to a vesting period determined at the date of grant.

2025 Stock Incentive Plan

In April 2026, the Company’s stockholders approved, the Company’s 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the grant to eligible individuals of (1) stock options (incentive and non-statutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, and (5) other stock-based compensation.

Stock Subject to the 2025 Plan. The maximum number of shares of Common Stock that may be issued under the 2025 Plan is 1,600,000 shares, which number will be increased to the extent that compensation granted under the 2025 Plan is forfeited, expires or is settled for cash (except as otherwise provided in the 2025 Plan). Substitute awards (awards made or shares issued by the Company in assumption of, or in substitution or exchange for, awards previously granted, or the right or obligation to make future awards, in each case by a company that the Company acquires or any subsidiary of the Company or with which the Company or any subsidiary combines) will not reduce the shares authorized for grant under the 2025 Plan, nor will shares subject to a substitute award be added to the shares available for issuance or transfer under the 2025 Plan.

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

A summary of stock option activity for the year ended April 30, 2026, is presented below:

			Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2025	6,889	9,406	$1,802.18	4.80	$-
Options granted	-	1,590,000	$2.33	9.54	$-
Options exercised	-	-
Options cancelled/forfeited	-	(5,702)	$1,856.49
Balance at April 30, 2026	16,889	1,593,406	$6.32	9.53	$-
Options vested and expected to vest at April 30, 2026		1,593,406	$6.32	9.53	$-
Options exercisable at April 30, 2026		798,704	$10.29	9.51	$-

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the estimated fair value on the respective date and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options.

Stock Options Granted to Employees, Directors and Consultants

The estimated fair value of stock options granted to employees, directors and consultants during the year ended April 30, 2026 were calculated using the Black-Scholes option-pricing model using the following assumptions:

For the Year Ended April 30, 2026
Expected term (in years)	6.25
Volatility	93.4%
Risk-free interest rate	4.4%
Dividend yield	0.0%

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

There were no stock options granted during the year ended April 30, 2025.

Performance Contingent Stock Options Granted to Employee

On November 26, 2019, the Company’s board of directors (the “Board”) granted 3,148 performance and market contingent awards to certain key employees and a director. These grants were made outside of the Plan. These awards have an exercise price of $2,025.00 per share. These awards have multiple separate market triggers for vesting based upon either (i) the successful achievement of stepped target closing prices on a national securities exchange for 90 consecutive trading days later than 180 days after the Company’s initial public offering (“IPO”) for its Common Stock, or (ii) stepped target prices for a change in control transaction. The target prices ranged from $13,500 per share to $54,000 per share. In the event any of the stock price milestones are not achieved within three years, the unvested portion of the performance options will be reduced by 25%.

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $13,500 per share to $27,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of April 30, 2026, the Company’s management believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 1,481 performance-based stock option to the Chief Executive Officer at an exercise price of $1,579.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the year ended April 30, 2023, the Company believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of April 30, 2026, the Company believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Stock-Based Compensation Expense

The Company’s results of operations include expenses relating to stock-based compensation for the years ended April 30, 2026 and 2025, were comprised of the following:

	For the Years Ended April 30,
	2026	2025
Research and development	$46,611	$-
General and administrative	660,916	325,108
Total	$707,527	$325,108

As of April 30, 2026, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that are expected to vest was $618,000. The weighted-average period over which such stock-based compensation expense will be recognized is approximately 2.0 years.

7. WARRANTS

Warrant Issuances During 2026

No warrants were issued during the year ended April 30, 2026.

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

The following table summarizes information about Common Stock warrants at April 30, 2026:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$8.29	111,111	3.8	$8.29	111,111	$8.29
$108.00	23,334	3.3	$108.00	23,334	$108.00
$4,050.00	1,482	0.7	$4,050.00	1,482	$4,050.00
$8,437.50	45	0.1	$8,437.50	45	$8,437.50

$8.29 - $8,437.50	135,972	3.7	$72.24	135,972	$72.24

Warrant activity for the year ended April 30, 2026 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2025	137,051	$103.56
Cancelled/Expired	(1,079)	$4,050.00
Outstanding at April 30, 2026	135,972	$72.24

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value. As of April 30, 2026, the rights, preferences, privileges and restrictions of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

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

During the year ended April 30, 2024, the Company sold 2,100 shares of Series B Convertible Preferred Stock and warrants to purchase 23,334 shares of Common Stock with an exercise price of $108.00, for a total purchase price of $2.1 million. The purchase price was paid by the cancellation of $1.15 million of cash advances made by Ault Lending to the Company between November 9, 2023 and January 31, 2024, and $850,000 in cash.

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

During the year ended April 30, 2026, Ault Lending converted 2,100 shares of Series B Convertible Preferred Stock into 905,172 shares of Common Stock.

On October 14, 2025, the Company filed a Certificate of Elimination to eliminate the Company’s Series B Convertible Preferred Stock. The shares that were designated as Series B Convertible Preferred Stock were returned to the status of authorized but unissued.

Series C Preferred Financing

On February 28, 2025, the Company and Orchid Finance, LLC (“Orchid”) entered into a Securities and Purchase and Exchange Agreement (the “Orchid SPEA”) for the purchase of up to 500 shares of Series C Convertible Preferred Stock in several tranche closings and warrants to purchase shares up to 111,111 shares of Common Stock with an exercise price of $8.29 (the “Series C Exercise Price”) and are exercisable upon issuance and have a five-year term, expiring on the fifth anniversary of issuance. The Series C Exercise Price is subject to adjustment in the event of an issuance of Common Stock at a price per share lower than the Series C Exercise Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. In addition, 97.7511 shares of Series A Convertible Preferred Stock were exchanged for 97.7511 shares of Series C Convertible Preferred Stock. The fair market value of the warrants on the date of issuance was $577,073.

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

During the year ended April 30, 2025, Orchid converted 23.9712 shares of Series C Convertible Preferred Stock into 44,444 shares of Common Stock. During the year ended April 30, 2026, Orchid converted 575.7176 shares of Series C Convertible Preferred Stock into 2,120,836 shares of Common Stock.

On October 14, 2025, the Company filed a Certificate of Elimination to eliminate the Company’s Series C Convertible Preferred Stock. The shares that were designated as Series C Convertible Preferred Stock were returned to the status of authorized but unissued.

Common Stock

At-the-Market Offerings

October 2024 ATM

On October 3, 2024, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC (“Ascendiant”) as sales agent to sell shares of its Common Stock, having an aggregate offering price of up to approximately $6.5 million (the “2024 Shares”) from time to time, through an “at the market offering” (the “2024 ATM”) as defined in Rule 415 under the Securities Act. On October 3, 2024, the Company filed a prospectus supplement with the SEC relating to the offer and sale of the 2024 Shares in the 2024 ATM.

The offer and sale of the 2024 Shares was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the year ended April 30, 2025, the Company sold an aggregate of 235,904 shares of Common Stock pursuant to the 2024 ATM for proceeds of $2.7 million.

On April 7, 2025, the Company terminated its 2024 ATM.

March 2026 ATM

On March 6, 2026, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant as sales agent to sell shares of its Common Stock, having an aggregate offering price of up to approximately $3.0 million (the “2026 Shares”) from time to time, through an “at the market offering” (the “2026 ATM”) as defined in Rule 415 under the Securities Act. On March 6, 2026, the Company filed a prospectus supplement with the SEC relating to the offer and sale of the 2026 Shares in the 2026 ATM.

The offer and sale of the 2026 Shares was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the year ended April 30, 2026, the Company sold an aggregate of 451,298 shares of Common Stock pursuant to the 2026 ATM for proceeds of $795,000.

10. SUBSEQUENT EVENTS

From May 1, 2026 to July 22, 2026, the Company sold an aggregate of 535,486 shares of Common Stock pursuant to the 2026 ATM for proceeds of $626,000.