Form 10-Q
period 2026-07-31
Alzamend Neuro, Inc.
filed 2026-09-10
CIK 1677077

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 10, 2026 there were 4,825,723 shares of registrant’s common stock, $0.0001 par value per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Alzamend Neuro, Inc.

Condensed Balance Sheets

	July 31, 2026	April 30, 2026
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS

Cash	$7,591,444	$710,689
Prepaid expenses and other current assets	663,436	1,053,808
TOTAL CURRENT ASSETS	8,254,880	1,764,497
Property, plant and equipment, net	287,181	314,866
TOTAL ASSETS	$8,542,061	$2,079,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$2,739,381	$1,346,152
TOTAL LIABILITIES, ALL CURRENT	2,739,381	1,346,152

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Series D Convertible Preferred Stock, $0.0001 par value, $1,000 stated value per share, 25,000 and nil shares designated; 7,500 and nil issued and outstanding as of July 31, 2026 and April 30, 2026, respectively	1	-
Common stock, $0.0001 par value: 300,000,000 shares authorized; 4,825,723 and 4,256,039 issued and outstanding as of July 31, 2026 and April 30, 2026, respectively	482	425
Additional paid-in capital	76,136,842	68,040,429
Accumulated deficit	(70,334,645)	(67,307,643)
TOTAL STOCKHOLDERS’ EQUITY	5,802,680	733,211
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,542,061	$2,079,363

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended July 31,
	2026	2025
OPERATING EXPENSES
Research and development	$1,085,998	$1,740,867
General and administrative	1,939,398	959,334
Total operating expenses	3,025,396	2,700,201
Loss from operations	(3,025,396)	(2,700,201)

OTHER EXPENSE, NET
Interest income	399	-
Interest expense	(2,005)	(2,483)
Total other expense, net	(1,606)	(2,483)
NET LOSS	$(3,027,002)	$(2,702,684)

Basic and diluted net loss per common share	$(0.68)	$(1.28)

Basic and diluted weighted average common shares outstanding	4,478,709	2,106,036

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended July 31, 2026

(Unaudited)

		Series D Convertible					Additional
		Preferred Stock			Common Stock		Paid-In	Accumulated
		Shares		Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, April 30, 2026	-	-	-	$-	4,256,039	$425	$68,040,429	$(67,307,643)	$733,211

Issuance of common stock for cash, net of issuance costs					569,684	57	669,215	-	669,272

Issuance of preferred stock for cash, net of issuance costs			7,500	1	-	-	7,349,999	-	7,350,000

Stock-based compensation to employees, directors and consultants			-	-	-	-	77,199	-	77,199

Net loss	-	-	-	-	-	-	-	(3,027,002)	(3,027,002)

BALANCES, July 31, 2026	-	-	7,500	$1	4,825,723	$482	$76,136,842	$(70,334,645)	$5,802,680

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Stockholders’ Equity

For the Three Months Ended July 31, 2025

(Unaudited)

	Series B Convertible		Series C Convertible				Additional
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCES, April 30, 2025	2,100	$-	150	$-	778,733	$78	$62,503,405	$(58,535,261)	$3,968,222

Issuance of preferred stock for cash, net of issuance costs	-	-	425	-	-	-	4,035,000	-	4,035,000

Conversion of preferred stock to common stock	(565)	-	(575)	-	2,361,128	236	(236)	-	-

Stock-based compensation to employees and consultants	-	-	-	-	-	-	42,902	-	42,902

Net loss	-	-	-	-	-	-	-	(2,702,684)	(2,702,684)

BALANCES, July 31, 2025	1,535	$-	-	$-	3,139,861	$314	$66,581,071	$(61,237,945)	$5,343,440

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended July 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,027,002)	$(2,702,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	27,685	27,685
Stock-based compensation to employees, directors and consultants	77,199	42,902
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	390,372	(79,239)
Accounts payable and accrued liabilities	1,393,229	348,550
Net cash used in operating activities	(1,138,517)	(2,362,786)
Cash flows from financing activities:
Net proceeds from the issuance of common stock	669,272	-
Net proceeds from the issuance of preferred stock, net	7,350,000	4,035,000
Net cash provided by financing activities	8,019,272	4,035,000
Net increase in cash	6,880,755	1,672,214
Cash at beginning of period	710,689	3,948,658
Cash at end of period	$7,591,444	$5,620,872

Supplemental disclosures of cash flow information:
Non-cash financing activities:
Conversion of Series B convertible preferred stock to common stock	$-	$564,755
Conversion of Series C convertible preferred stock to common stock	$-	$5,757,176

The accompanying notes are an integral part of these unaudited condensed financial statements.

Alzamend Neuro, Inc.

Notes to Unaudited Condensed Financial Statements

1.	DESCRIPTION OF BUSINESS

Organization

Alzamend Neuro, Inc. (the “Company” or “Alzamend”), is a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s disease (“Alzheimer’s”), bipolar disorder (“BD”), major depressive disorder (“MDD”) and post-traumatic stress disorder (“PTSD”). With two product candidates, Alzamend aims to bring treatments or cures to market at a reasonable cost as quickly as possible. The Company’s current pipeline consists of two novel therapeutic drug candidates: (i) a patented ionic cocrystal technology delivering a therapeutic combination of lithium, proline and salicylate, known as AL001, through two royalty-bearing exclusive worldwide licenses from the University of South Florida Research Foundation, Inc., as licensor (the “Licensor”); and (ii) a patented method using a mutant peptide sensitized cell as a cell-based therapeutic vaccine that seeks to restore the ability of a patient’s immunological system to combat Alzheimer’s, known as ALZN002, through a royalty-bearing exclusive worldwide license from the Licensor.

The Company devotes substantially all its efforts to research and development of its two product candidates and raising capital. The Company has not generated any product revenue to date. The Company has financed its operations to date primarily through debt financings and through the sale of its common stock, par value $0.0001 per share (“Common Stock”) and its preferred stock, par value $0.0001 per share. The Company expects to continue to incur net losses for the foreseeable future.

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

The accompanying condensed financial statements have been prepared on the basis that the Company will continue as a going concern. As of July 31, 2026, the Company had cash of $7.6 million, working capital of $5.5 million, an accumulated deficit of $70.3 million and stockholders’ equity of $5.8 million. For the three months ended July 31, 2026, the Company had a net loss of $3.0 million. For the three months ended July 31, 2026, cash used in operating activities was $1.1 million. Historically, the Company has financed its operations principally through issuances of equity and debt instruments.

The Company expects to continue to incur losses for the foreseeable future and will need to continue raising capital until it is able to generate revenues from operations sufficient to fund its development and commercial operations during the twelve-month period subsequent to the issuance of the financial statements included in this Quarterly Report. These factors create substantial doubt about the Company’s ability to continue as a going concern. In order to continue as a going concern, the Company will need to raise additional funds. The Company plans to seek additional funding through equity and debt financings. The terms of any additional financing may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain funding, it could be required to delay, reduce or eliminate research and development programs and planned clinical trials, which could adversely affect the Company’s business operations and future prospects.

3.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim reports of companies filing as a smaller reporting company. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended April 30, 2026, filed with the SEC on July 22, 2026. In the opinion of management, the accompanying condensed interim financial statements include all adjustments necessary in order to make the condensed financial statements not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year or any other future period. Certain notes to the condensed financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal year as reported in the Company’s Report on Form 10-K have been omitted. The accompanying condensed balance sheet at April 30, 2026 has been derived from the audited balance sheet at April 30, 2026 contained in such Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents. As of July 31, 2026 and April 30, 2026, the Company had no cash equivalents.

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

The Company recognizes stock-based compensation expense for restricted stock units on a straight-line basis over the requisite service period and accounts for forfeitures as they occur. The Company’s stock-based compensation for issuances of restricted stock is based upon the estimated fair value of the Common Stock.

The Black-Scholes option pricing model utilizes inputs that are highly subjective assumptions and generally require significant judgment. Certain of such assumptions involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and the Company uses significantly different assumptions or estimates, the Company’s stock-based compensation could be materially impacted.

Warrants

The Company accounts for warrants as either equity instruments, derivative liabilities or liabilities in accordance with FASB ASC 480, Distinguishing Liabilities from Equity and FASB ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant.

The fair values of warrants are determined using the Black-Scholes valuation model, a “Level 3” fair value measurement, based on the estimated fair value of Common Stock, volatility based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities, the expected life based on the contractual term of the warrants and the risk free interest rate based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ contractual life.

Based on the terms of the Company’s warrants, the Company accounted for the warrants as equity instruments as the warrants were indexed to the Common Stock, required settlement in shares and would be classified as equity under ASC 815.

Loss per Common Share

The Company utilizes FASB ASC 260, Earnings per Share. Basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock, options and warrants were to be exercised or converted, or otherwise resulted in the issuance of Common Stock that then shared in the earnings of the entity.

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

The following sets forth the number of shares of Common Stock underlying outstanding stock options, restricted stock units and warrants that have been excluded from the computation of loss per common share:

	For the Three Months Ended July 31,
	2026	2025
Stock options	1,597,000	12,854
Warrants	135,443	137,051
	1,732,443	149,905

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

Segment Reporting

In the fiscal year ended April 30, 2025, the Company adopted Accounting Standard Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The Company operates as a single operating and reportable segment, which reflects the manner in which the Company’s Chief Executive Officer manages the business and allocates resources. The Company is a clinical-stage biopharmaceutical company focused on developing novel products for the treatment of Alzheimer’s, BD, MDD and PTSD, with key operational decisions based on cash availability, development milestones, and return on investment associated with future manufacturing and commercialization opportunities.

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

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets were as follows:

	July 31, 2026	April 30, 2026
Prepaid clinical trial expenses	$475,035	$991,850
Prepaid insurance	174,781	41,972
Other prepaid expenses	13,620	19,986
Total prepaid expenses and other current assets	$663,436	$1,053,808

Prepaid clinical trial expenses at July 31, 2026, represented the unamortized portion of prepaid clinical trial expense and will be amortized as used, which the Company’s management estimated to be over the next six months.

On June 9, 2026, the Company purchased directors’ and officers’ insurance for 12 months in the amount of $189,000. Prepaid insurance at July 31, 2026 represented the unamortized portion of directors’ and officers’ insurance.

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

2025 Stock Incentive Plan

In April 2026, the Company’s stockholders approved the Company’s 2025 Stock Incentive Plan (the “2025 Plan”). The 2025 Plan authorizes the grant to eligible individuals of (1) stock options (incentive and non-statutory), (2) restricted stock, (3) stock appreciation rights, or SARs, (4) restricted stock units, and (5) other stock-based compensation.

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

Stock Options. All options that the Company grants are granted at the per share fair value on the grant date. Vesting of options differs based on the terms of each option. The Company has valued the options at their date of grant utilizing the Black Scholes option pricing model. As of the date of issuance of these options, there was not an active public market for the Company’s shares. Accordingly, the fair value of the underlying options was determined based on the historical volatility data of similar companies, considering the industry, products and market capitalization of such other entities. The risk-free interest rate used in the calculations is based on the implied yield available on U.S. Treasury issues with an equivalent term approximating the expected life of the options as calculated using the simplified method of the average of the vesting period and the term of the option. Stock-based compensation is a non-cash expense because the Company settles these obligations by issuing shares of Common Stock from its authorized shares instead of settling such obligations with cash payments.

A summary of stock option activity for the three months ended July 31, 2026 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance at April 30, 2026	16,889	1,593,406	$6.32	9.53	$-
Options granted	-	-	$-	-
Options exercised	-	-	$-	-
Options expired	-	-	$-	-
Balance at July 31, 2026	16,889	1,593,406	$6.32	9.27	$-
Options vested and expected to vest at July 31, 2026		1,593,406	$6.32	9.27	$-
Options exercisable at July 31, 2026		898,079	$9.41	9.26	$-

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

On November 22, 2022, the Compensation Committee of the Board modified the performance criteria for these awards. The target price range is now $13,500 per share to $27,000 per share. Additionally, if the stock price milestones are now not achieved by November 27, 2026, as opposed to within three years, the unvested portion of the portion of the performance options will be reduced by 25%. Due to the significant risks and uncertainties associated with achieving the market-contingent awards, as of July 31, 2026, the Company’s management believes that the achievement of the requisite performance conditions is not probable and, as a result, no compensation cost has been recognized for these awards.

On November 29, 2022, the Compensation Committee of the Board granted 1,481 performance-based stock options to the Chief Executive Officer at an exercise price of $1,579.50 per share, of which 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 within three years from grant date and the remaining 50% vest upon the completion and announcement of topline data from the Company’s Phase II clinical trial of ALZN002 within four years from the grant date. During the year ended April 30, 2023, the Company believed that it was probable that the performance condition of the completion and announcement of topline data from the Company’s Phase II clinical trial of AL001 would be achieved and had recognized the related stock-based compensation. As of July 31, 2026, the Company’s management believed that the achievement of the second performance condition was not probable and, as a result, no compensation cost has been recognized related to Phase I/IIA of ALZN002.

Stock-Based Compensation Expense

The Company’s results of operations, which included expenses relating to stock-based compensation for three months ended July 31, 2026 and 2025, were comprised as follows:

	For the Three Months Ended July 31,
	2026	2025
Research and development	$5,826	$-
General and administrative	71,373	42,902
Total	$77,199	$42,902

As of July 31, 2026, total unamortized stock-based compensation expense related to unvested employee and non-employee awards that were expected to vest was $592,000. The weighted-average period over which such stock-based compensation expense will be recognized was approximately 1.7 years.

6.	WARRANTS

No warrants were issued during the three months ended July 31, 2026

Warrant activity for the three months ended July 31, 2026 is presented below:

	Number Outstanding	Weighted Average Exercise Price
Outstanding at April 30, 2026	135,972	$72.24
Cancelled/Expired	(539)	$4,416.30
Outstanding at July 31, 2026	135,433	$54.96

The following table summarizes information about Common Stock warrants outstanding and exercisable at July 31, 2026:

Outstanding				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	Outstanding	Life (years)	Price	Exercisable	Price
$8.29	111,111	3.6	$8.29	111,111	$8.29
$108.00	23,334	3.1	$108.00	23,334	$108.00
$4,050.00	988	0.7	$4,050.00	988	$4,050.00
$8.29 - $4,050.00	135,433	3.5	$54.96	135,433	$54.96

7.	COMMITMENTS AND CONTINGENCIES

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

The Company is authorized to issue 10,000,000 shares of Preferred Stock, $0.0001 par value. The Board has designated 25,000 shares as Series D Convertible Preferred Stock. The rights, preferences, privileges and restrictions of the remaining authorized 9,975,000 shares of Preferred Stock have not been determined. The Board is authorized to create a new series of preferred shares and determine the number of shares, as well as the rights, preferences, privileges and restrictions granted to or imposed upon any series of preferred shares.

Series D Convertible Preferred Stock

On July 31, 2026, the Company and Ault Lending, LLC (“Ault Lending”), a related party due to common management, entered into a securities purchase agreement (the “AL SPA”) for the purchase of up to 25,000 shares of Series D convertible preferred stock (“Series D Preferred Stock”). The AL SPA provides that Ault Lending shall, subject to certain conditions, purchase up to $25 million of Series D Preferred Stock in one or more closings. The AL SPA provides for an origination fee payable by the Company to Ault Lending in the amount of two percent (2%) of the purchase price at each tranche closing, which Ault Lending may withhold from the purchase price at each such tranche closing.

On July 31, 2026, the Company sold 7,500 shares of Series D Preferred Stock for a total purchase price of $7.5 million.

Pursuant to the AL SPA, Ault Lending agreed to purchase an additional 2,500 shares of Series D Preferred Stock for a total purchase price of $2.5 million on the tenth business day after a registration statement that registers for resale the shares of Common Stock issuable upon conversion of the Series D Preferred Stock is declared effective (“Second Tranche”). Thirty days after the closing of the Second Tranche and for the next fifteen months, Ault Lending must, subject to certain conditions, purchase an additional 1,000 shares of Series D Preferred Stock for a total purchase price of $1.0 million each month for a total of 15,000 shares of Series Preferred Stock for an aggregate purchase price of $15.0 million.

The Series D Preferred Stock has a stated value of $1,000 per share (“Stated Value”) and does not accrue dividends. Each share of Series D Preferred Stock is convertible into a number of shares of Common Stock determined by dividing the Stated Value by the greater of (i) $0.2668 (the “Floor Price”) and (ii) 80% of the lowest closing bid price of the Common Stock during the five (5) trading days immediately prior to the date of conversion into Conversion Shares, but not greater than $2.00 per share (the “Maximum Price”) (“the Conversion Price”). The Conversion Price is subject to adjustment in the event of issuances of Common Stock at a price per share lower than the Conversion Price then in effect, as well as upon customary stock splits, stock dividends, combinations or similar events. The holders of the Series D Preferred Stock are entitled to vote with the Common Stock as a single class on an as-converted basis, subject to applicable law provisions of the Delaware General Corporation Law and Nasdaq, provided, however, that for purposes of complying with Nasdaq regulations, the conversion price, for purposes of determining the number of votes the holder of Series D Preferred Stock is entitled to cast, shall not be lower than $1.4175 (the “Voting Floor Price”), which represents the closing sale price of the Common Stock on the trading day immediately prior to the Execution Date, $1.35, multiplied by 1.05. The Voting Floor Price shall be adjusted for stock dividends, stock splits, stock combinations and other similar transactions. Upon a liquidation event the holders of Series D Preferred Stock will receive a liquidation preference ahead of common stockholders.

The Company agreed to use its best efforts to file a registration statement, registering for resale the shares of Common Stock issuable upon conversion of the Series D Preferred Stock (the “Initial Required Registration Amount “) with the SEC by August 15, 2026 (the “Filing Deadline”). The Company also agreed that if: (i) the registration statement is not filed on or prior to its Filing Deadline, or (ii) a registration statement registering for resale all of the Initial Required Registration Amount is not declared effective by the SEC by the 60th calendar day following the Filing Deadline (or, in the event of a “full review” by the SEC, the 90th calendar day following the Filing Deadline) of the registration statement (any such failure or breach being referred to as an “Registration Default”), and on any date such a Registration Default has occurred (a “Registration Default Date”), then, in addition to any other rights Ault Lending may have under the AL SPA, its related transaction documents or under applicable law, on each such Registration Default Date and on each monthly anniversary of each such Registration Default Date (if the applicable Registration Default shall not have been cured by such date) until the applicable Registration Default is cured, the Company shall pay to Ault Lending, as partial liquidated damages and not as a penalty, an amount in cash equal to two percent (2%) of the Stated Value of the Series D Preferred Stock held, not to exceed fifteen percent (15%) in the aggregate. The Company has received a waiver of the late filing penalties from Ault Lending.

In addition, the Company agreed to use its best efforts to file a preliminary proxy statement no later than 15 days after the Execution Date and thereafter use its reasonable best efforts to file a definitive proxy statement related to a special meeting of the Company’s stockholders within 45 days of the Execution Date for purposes of seeking stockholder approval of the issuance of all the Conversion Shares in excess of the “Nasdaq Limit,” which is 19.99% of the shares of Common Stock issued and outstanding on the Execution Date. The special meeting shall occur no later than seventy-five (75) days after the Execution Date.

Common Stock

On March 6, 2026, the Company entered into an At-the-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC as sales agent to sell shares of its Common Stock, having an aggregate offering price of up to approximately $3.0 million (the “2026 Shares”) from time to time, through an “at the market offering” (the “2026 ATM”) as defined in Rule 415 under the Securities Act. On March 6, 2026, the Company filed a prospectus supplement with the SEC relating to the offer and sale of the 2026 Shares in the 2026 ATM.

The offer and sale of the 2026 Shares was made pursuant to the Company’s effective “shelf” registration statement on Form S-3 and an accompanying base prospectus contained therein (Registration Statement No. 333-273610) filed with the SEC on August 2, 2023 and declared effective by the SEC on August 10, 2023.

During the three months ended July 31, 2026, the Company sold an aggregate of 569,684 shares of Common Stock pursuant to the 2026 ATM for proceeds of $669,272.

The 2026 ATM was terminated on August 10, 2026, with the expiration of Registration Statement No. 333-276610.

9.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Management has determined that there are no such events that warrant disclosure or recognition in the condensed financial statements presented herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of financial condition and results of operations in conjunction with our unaudited condensed financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on July 22, 2026.

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

Full pharmacokinetic and pharmacodynamic results are expected in the fourth quarter of 2026.

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

On April 3, 2023, we announced the initiation of a Phase I/IIA clinical trial for ALZN002 to treat mild to moderate dementia of the Alzheimer’s type. The purpose of this trial is to assess the safety, tolerability, and efficacy of multiple ascending doses of ALZN002 compared with that of a placebo in 20-30 subjects with mild to moderate morbidity. The primary goal of this clinical trial is to determine an appropriate dose of ALZN002 for treatment of patients with Alzheimer’s in a larger Phase IIB efficacy and safety clinical trial. On February 13, 2024, we received notice from Biorasi, LLC (“Biorasi”), the company formerly engaged as our contract research organization (“CRO”), terminating our contract with Biorasi. We are currently pursuing the engagement of a replacement CRO. Due to the scientific and operational complexities of the ALZN002 trial, along with the limited number of CROs with the expertise and capacity to complete the trial, we have experienced a delay in engaging a new CRO. We do not expect to restart this trial until the second quarter of 2027.

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

Results of Operations

Results of Operations for the Three Months Ended July 31, 2026 and 2025

The following table summarizes the results of our operations for the three months ended July 31, 2026 and 2025:

	For the Three Months Ended July 31,
	2026	2025	$ Change	% Change
OPERATING EXPENSES
Research and development	$1,085,998	$1,740,867	$(654,869)	-38%
General and administrative	1,939,398	959,334	980,064	102%
Total operating expenses	3,025,396	2,700,201	325,195	12%
Loss from operations	(3,025,396)	(2,700,201)	(325,195)	12%

OTHER INCOME (EXPENSE), NET
Interest income	399	-	399	*
Interest expense	(2,005)	(2,483)	478	-19%
Total other expense, net	(1,606)	(2,483)	877	-35%

NET LOSS	$(3,027,002)	$(2,702,684)	$(324,318)	-12%

Basic and diluted net loss per common share	$(0.68)	$(1.28)	$0.60	*

Basic and diluted weighted average common shares outstanding	4,478,709	2,106,036		*

*	Not meaningful

Revenue

We currently have only two product candidates, AL001 and ALZN002. These products are in the clinical stage of development and will require extensive clinical study, review and evaluation, regulatory review and approval, significant marketing efforts, whether we or a third party conducts such efforts, and substantial investment before either or both of them, and any respective successors, will provide us with any revenue. We did not generate any revenues during the three months ended July 31, 2026 and 2025, and we do not anticipate that we will generate revenue for the foreseeable future.

Research and Development Expenses

Research and development expenses for the three months ended July 31, 2026 and 2025 were $1.1 million and $1.7 million, respectively. As reflected in the table below, research and development expenses primarily consisted of professional fees and clinical trial fees:

	For the Three Months Ended July 31,
	2026	2025	$ Change	% Change
Professional fees	$146,093	$73,809	$72,284	98%
Stock-based compensation expense	5,826	-	5,826	*
Clinical trial fees	929,385	1,661,384	(731,999)	-44%
Other research and development expenses	4,694	5,674	(980)	-17%
Total research and development expenses	$1,085,998	$1,740,867	$(654,869)	-38%
*	Not meaningful

Professional Fees

During the three months ended July 31, 2026 and 2025, we incurred professional fees of $146,000 and $74,000, respectively, which were primarily comprised of professional fees attributed to various types of scientific services, including FDA consulting services. The increase relates to higher professional fees required to support the current and upcoming clinical trial activities.

Stock-Based Compensation Expense

During the three months ended July 31, 2026, we incurred $6,000 of research and development stock-based compensation expense related to stock option grants to consultants. No such expense was incurred during the three months ended July 31, 2025. The increase in research and development stock-based compensation expense for the three months ended July 31, 2026 was a result of the vesting of stock options.

Clinical Trial Fees

During the three months ended July 31, 2026 and 2025, we incurred clinical trial fees of $929,000 and $1.7 million, respectively. Clinical trial fees for the three months ended July 31, 2026 were for our Phase IIB clinical study on BD subjects conducted with MGH, which we expect to complete in September 2026. Clinical trial fees for the three months ended July 31, 2025 were for our Phase IIA brain imaging study with MGH which completed during the three months ended July 31, 2025.

Other Research and Development Expenses

During the three months ended July 31, 2026 and 2025, we incurred other fees of $5,000 and $6,000, respectively, which were primarily comprised of scientific materials required for our clinical trials.

General and Administrative Expenses

General and administrative expenses for the three months ended July 31, 2026 and 2025 were $1.9 million and $959,000, respectively. As reflected in the table below, general and administrative expenses primarily consisted of the following expense categories: salaries and benefits; professional fees; insurance; stock-based compensation expense; marketing fees; and board of director fees. For the three months ended July 31, 2026 and 2025, the remaining general and administrative expenses of $162,000 and $102,000, respectively, primarily consisted of payments for filing fees, transfer agent fees, travel and entertainment and other office expenses, none of which was significant individually.

	For the Three Months Ended July 31,
	2026	2025	$ Change	% Change
Salary and benefits	$222,369	$227,930	$(5,561)	-2%
Professional fees	1,377,153	333,391	1,043,762	313%
Insurance	56,392	59,708	(3,316)	-6%
Stock-based compensation expense	71,373	42,902	28,471	66%
Marketing fees	-	150,000	(150,000)	*
Board of director fees	50,000	43,750	6,250	14%
Other general and administrative expenses	162,111	101,653	60,458	59%
Total general and administrative expenses	$1,939,398	$959,334	$980,064	102%

Salaries and Benefits

During each of the three months ended July 31, 2026 and 2025, we incurred salaries and benefits of $222,000 and $228,000, respectively. We reduced our headcount by one part-time employee. As of July 31, 2026, we had four full-time and two part-time employees.

Professional Fees

During the three months ended July 31, 2026 and 2025, we incurred professional fees of $1.4 million and $333,000, respectively. During the three months ended July 31, 2026, we incurred $1.3 million in legal fees, $85,000 in audit fees, $19,000 in tax preparation fees and $6,000 in investor relations fees. During the three months ended July 31, 2025, we incurred $183,000 in legal fees, $78,000 in audit fees, $60,000 in investor relations fees and $12,000 in tax preparation fees. The increase in professional fees was due mainly to higher legal, audit and tax preparation fees, partially offset by lower investor relations fees. The increase in legal fees was a result of increased activity in our lawsuit against Biorasi for terminating their agreement. The trial in that lawsuit has commenced and is expected to be completed by the end of December 2026.

Insurance Expense

During the three months ended July 31, 2026 and 2025, we incurred insurance expenses of $56,000 and $60,000, respectively, which were primarily directors’ and officers’ insurance.

Stock-Based Compensation Expense

During the three months ended July 31, 2026 and 2025, we incurred general and administrative stock-based compensation expense of $71,000 and $43,000, respectively, related to stock option grants to executives, employees and consultants. The increase in stock-based compensation expense for the three months ended July 31, 2026 was a result of a greater number of stock option vesting.

Marketing Fees

During the three months ended July 31, 2025, we incurred marketing fees of $150,000, which primarily represented expenses related to the marketing and branding of our company. We did not incur any marketing fees during the three months ended July 31, 2026.

Liquidity and Capital Resources

 The accompanying condensed financial statements have been prepared assuming that we will continue as a going concern. We have incurred recurring net losses and our operations have not generated any cash flows. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our products. We believe our current cash on hand is insufficient to fund our planned operations through one year after the date the condensed financial statements are issued. These factors create substantial doubt about our ability to continue as a going concern for at least one year after the date that our condensed financial statements are issued.

Our inability to continue as a going concern could have a negative impact on our company, particularly if we are unable to obtain the requisite financing. We intend to finance our future development activities and our working capital needs largely through the sale of equity securities with some additional funding from other sources, including debt financing, until such time as funds provided by operations are sufficient to fund working capital requirements. Our condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern. As of July 31, 2026, we had cash of $7.6 million and an accumulated deficit of $70.3 million. We have incurred recurring losses and reported losses for the three months ended July 31, 2026 totaling $3.0 million. In the past, we have financed our operations principally through issuances of equity and debt instruments.

We will need to obtain substantial additional funding in the future for our clinical development activities and continuing operations. If we are unable to raise capital when needed or on favorable terms, we would be forced to delay, reduce, or eliminate our research and development programs or future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	successful enrollment in and completion of clinical trials;

•	our ability to establish agreements with third-party manufacturers for clinical supply for our clinical trials and, if our product candidates are approved, commercial manufacturing, whether undertaken by our company or a third party;

•	our ability to maintain our current research and development programs and establish new research and development programs;

•	addition and retention of key research and development personnel;

•	our efforts to enhance operational, financial, and information management systems, and hire additional personnel, including personnel to support development of our product candidates;

•	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter and performing our obligations in such collaborations;

•	the timing and amount of milestone and other payments we may receive under our collaboration arrangements;

•	our eventual commercialization plans for our product candidates;

•	the costs involved in prosecuting, defending, and enforcing patent claims and other intellectual property claims; and

•	the costs and timing of regulatory approvals.

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

Series D Preferred Financing

See Note 8 Equity Transactions in the notes to the financial statements for a description of our latest fundraising activities.

At-the-Market Offering

See Note 8 Equity Transactions in the notes to the financial statements for a description of our latest fundraising activities.

Cash Flows

The following table summarizes our cash flows for the three months ended July 31, 2026 and 2025:

	For the Three Months Ended July 31,
	2026	2025
Net cash provided by (used in):
Operating activities	$(1,138,517)	$(2,362,786)
Investing activities	-	-
Financing activities	8,019,272	4,035,000
Net increase in cash and cash equivalents	$6,880,755	$1,672,214

Operating Activities

During the three months ended July 31, 2026, net cash used in operating activities was $1.1 million. This consisted primarily of a net loss of $3.0 million, partially offset by an increase in our net operating assets and liabilities of $1.8 million and by non-cash charges of $105,000. The non-cash charges consisted of stock-based compensation expense and depreciation expense. The increase in our net operating assets and liabilities was due to an increase in accounts payable and accrued liabilities and a decrease in prepaid expenses and other current assets.

Investing Activities

During the three months ended July 31, 2026, no net cash was used in investing activities.

Financing Activities

During the three months ended July 31, 2026, net cash provided by financing activities was $7.4 million from the sale of Series D Preferred Stock and $669,000 from the sale of Common Stock from our ATM.

Contractual Obligations

See Note 7 Commitments and Contingencies in the notes to the condensed financial statements for a description of our contractual obligations.

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

Our principal executive officer and principal financial officer, with the assistance of other members of the Company’s management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon our evaluation, each of our principal executive officer and principal financial officer has concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this Quarterly Report on Form 10-Q because the Company has not yet completed its remediation of the material weakness previously identified and disclosed in the Company’s Annual Report on Form 10-K for the year ended April 30, 2026, the end of its most recent fiscal year.

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

Despite the existence of our material weakness, we believe that the condensed financial statements included in the period covered by this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control

During the quarter ended July 31, 2026, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks described in Part I, Item 1A, “Risk Factors,” in our 2026 Annual Report on Form 10-K, could materially and adversely affect our business, financial condition and results of operations, and the trading price of our Common Stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The Risk Factors section of our 2026 Annual Report on Form 10-K remains current in all material respects.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors and officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended July 31, 2026 (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	EXHIBITS

Exhibit No.	Exhibit Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 2.1 of Form DOS filed with the SEC on August 19, 2016).
3.2	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on June 10, 2016 (incorporated by reference to Exhibit 3.2 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.3	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on December 22, 2020 (incorporated by reference to Exhibit 3.3 of the Quarterly Report on Form 10-Q filed with the SEC on December 15, 2023).
3.4	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on October 27, 2023 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on October 30, 2023).
3.5	Certificate of Amendment to the Certificate of Incorporation, filed with the Delaware Secretary of State on May 6, 2025 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on May 8, 2025).
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the registration statement on Form S-1 filed with the SEC on May 10, 2021).
3.7	First Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on March 3, 2025).
3.8	Certificate of Designations of Preferences and Rights of Series D Preferred Stock, as filed with the Delaware Secretary of State on July 31, 2026 (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2026).

10.1	Securities Purchase Agreement, dated July 31, 2026 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on August 3, 2026).
10.2	Registration Rights Agreement, dated July 31, 2026 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the SEC on August 3, 2026).
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code.
101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ALZAMEND NEURO, INC.

Date: September 10, 2026	By:	/s/ Stephan Jackman Stephan Jackman Chief Executive Officer (principal executive officer)

Date: September 10, 2026	By:	/s/ David J. Katzoff David J. Katzoff Chief Financial Officer (principal financial and accounting officer)

